Form 10KSB
period 1998-12-31
MUNICIPAL SYSTEMS INC
filed 1999-04-13
CIK 831659

                U. S. Securities and Exchange Commission
                         Washington, D. C. 20549

                            Form 10-KSB

[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 1998

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
             For the transition period from __________ to __________

                   Commission File Number:   33-21085

                          NEW   SYSTEMS,   INC.
                         -----------------------
             (Name of small business issuer in its charter)

                                  NEVADA
                                  ------
      (State or other jurisdiction of incorporation or organization)

                                87-0454377
                                ----------
                   (I.R.S. Employer Identification No.)

                             5 Clancy Lane South
                      Rancho Mirage, California 92270
                      -------------------------------
                 (Address of principal executive offices)

                               (760) 346-5961
                               --------------
                        (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:   None

Name of each exchange on which registered:   None

Securities registered under Section 12(g) of the Exchange Act:   None

Check whether the issuer [1] filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months [or for such shorter period that the registrant was required to file such reports], and [2] has been subject to such filing requirements for the past 90 days: [1] No [2] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-
KSB or any amendment to this Form 10-KSB.   [ X ]

State issuer's revenues for its most recent fiscal year:   $ 0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $ 0.00

State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:   March 10, 1999 -
1,000,002 shares of common stock

Transitional Small Business Disclosure Format:   No

                                  PART   I

Item 1. Description of Business

A]   BUSINESS DEVELOPMENT

Initial Business Operations

New Systems, Inc. (the "Company") was incorporated under the laws of the State of Nevada on December 10, 1987, under the name of Municipal Systems, Inc., for the purpose of acquiring all of the issued and outstanding common stock of CSH Corporation, a Utah corporation (formerly, Computer Systems House Corporation and hereinafter referred to as "CSH"), from its stockholder. The Company was initially capitalized with $50,000 from its organizers. Subsequently, a public offering was undertaken by the Company for the purpose of raising sufficient capital to acquire the common stock of CSH and to raise operating capital for CSH. The Company filed a registration statement on Form S-18 with the Securities and Exchange Commission ("SEC") which became effective in September, 1988 (the "IPO" or "Offering"). The Company sold a total of 40,000 units, at a price of $7.50 per unit, each unit consisting of 300 shares of $0.001 par value, common stock; 900 Class A Warrants and 600 Class B Warrants. Each warrant of either class was exercisable for one share of common stock at a predetermined price; however, no warrants of either class were exercised prior to their expiration date and currently there are no Warrants issued and outstanding. Before deducting any underwriting commissions or other costs of the public offering, gross proceeds from the public offering amounted to $300,000.

Upon completion of the Offering, in 1988, the Company completed its acquisition of all issued and outstanding stock of CSH for total consideration of $100,000. After the acquisition of the CSH stock, CSH was operated as a wholly owned subsidiary. CSH was primarily engaged in the developing, manufacturing and marketing of four specialized accounting software programs (the "CSH Software") principally for school district funding and secondary school activity funding. At the time of the Company's initial investment in CSH, the CSH Software was being sold in limited quantities while further development and program refinements were being undertaken. CSH's principal executive offices were located in Wilmington, Delaware, from where its marketing and sales efforts originated, with satellite offices in Provo, Utah, from where research, development and technical support activities were conducted. Several months after the Company's initial investment in CSH, the Delaware offices were closed and all of CSH's activities were conducted from the Provo, Utah, offices. Eventually, when projected revenue from the sale of the CSH Software failed to materialize, the principal business and technical support offices of CSH were relocated to the Company's offices in Salt Lake City, Utah.

Subsidiary's Business Operations

The CSH Software was targeted for sales to "secondary schools" within the numerous school districts across the United States. The Company had utilized $100,000 of the public offering proceeds to acquire CSH and an additional amount of approximately $150,000 had been expended through April, 1989, for marketing and further development of the CSH Software. By April of 1989 it became apparent that the CSH Software sales had not been profitable and the reality of obtaining additional funding was not likely unless the organizational structure of CSH was changed.

In order to provide the possibility of such a change, the Company's stockholders voted on April 28, 1989, to adopt resolutions which had the following effect on the Company and its stockholders: 1] Certain stockholders of the Company contributed a total of 7,800,000 shares of the Company's common stock previously purchased by them, back to the Company for cancellation. In exchange, these stockholders received shares of CSH's common stock, which effectively reduced the Company's 100% ownership interest in CSH; 2] The Company's shares of common stock, representing its remaining ownership interest in shares of common stock was placed into escrow with the intent to distribute the CSH common stock to the Company's stockholders upon a registration statement relative to those shares of common stock being declared
effective by the SEC;   3]  The Company's Articles of Incorporation were
amended to increase the authorized number of shares of common stock to
250,000,000; and   4] The Company's former president during the Company's IPO,
Denny Nestripke, was retained as a consultant to the Company for the purpose of providing an office location for the Company and to assist the Company with respect to matters relating to its publicly held ownership. Before the actual reorganization of CSH could be accomplished, the Chief Executive Officer of CSH abruptly, and without prior notice, returned to Wilmington, Delaware, unwilling to continue any association with CSH. Additionally, the stockholder from whom the Company purchased CSH, and who subsequently provided the leadership and direction to further develop the CSH Software, resigned from CSH and relocated to the eastern part of the United States. The departure of these two individuals resulted in CSH remaining operational for only a short period of time before its business operations were discontinued and settlements with CSH's creditors were negotiated. By November of 1991, the distribution of the shares of CSH's common stock held in escrow for the Company's stockholders had not occurred and CSH had ceased operations. Even though CSH had not entered into any form of bankruptcy proceedings, on November 1, 1991, the Utah State Department of Commerce issued a Certificate of Involuntary Dissolution to CSH.

Activities Subsequent to CSH

The Company did not engage in any business activities other than the operation of its subsidiary, CSH, from the time it acquired CSH through the end of 1991. Subsequent thereto several proposed reorganizations involving the Company were review by then existing management; however, it was determined that none of the proposals presented would provide a realistic opportunity for the Company to become a viable operating entity. By the end of 1991, the Company's common stock had ceased to actively trade on the over-the-counter market and the Company's board of directors, elected at the aforementioned April, 1989 meeting, didn't have any clear direction as to what business activities the Company should pursue. During this two year period, active participation from the elected directors diminished and they resigned from their positions as directors.

By the end of 1991, Mr. Denny W. Nestripke, who originally organized the Company and was its president during the period of its IPO, was appointed its new director and president. As the sole officer and director of the Company,

Mr. Nestripke acted for and on behalf of the Company in effecting the following: 1) shareholders who had contributed shares of common stock to the Company for shares of CSH had their shares returned to them to the extent that they acted in good faith; 2) any shares of CSH common stock issued for services, or for cash, were allowed to be exchanged for shares of the Company's common stock; 3) rather than receiving cash consideration for consulting services, as provided in the April 1989 meeting, Mr. Nestripke was issued shares of the Company's common stock; and 4) authorization was given to issue shares of the Company's common stock for the purpose of: a) paying any cost and expenses which the Company may incur in order to maintain its corporate existence; b) having sufficient capital for the Company to investigate possible reorganization; and c) to pay such fees and costs as Mr. Nestripke deemed appropriate.

In December of 1997, due to health reasons, Mr. Nestripke brought another individual, Mr. Lloyd T. Rochford, into the leadership of the Company, effective upon Mr. Nestripke's resignation. Mr. Lloyd T. Rochford has now assumed the position of director of the Company and is the Company's chief executive and financial officer. In addition, the financial consulting firm of KM Financial, Inc. was retained, effective concurrent with Mr. Rochford's appointment.

By consent resolution of a majority of the Company's stockholders, approval for the following action became effective March 2, 1999: a) Mr. Lloyd T. Rochford was elected as a director of the Company; b) the Company's name was changed to New Systems, Inc. ("New Systems"); c) a reverse split of the Company's outstanding common stock on the basis of one share of the Company to be issued for each 250 shares of the Company's common stock outstanding prior thereto.

B]   BUSINESS OF ISSUER

The Company is currently not engaged in any business operation other than seeking to locate an existing business or business assets ("Target Corp.") with which the Company could enter into a merger or acquisition. There are no set guidelines on the type of Target Corp. Management will have broad discretion in seeking a Target Corp. and structuring a reorganization. At the present time the Company has not entered into any formal discussions with any corporation or individuals representing a corporation or other entity or assets.

The utilization of an existing public corporation in a reorganization with an existing business operation or in conjunction with a business plan, is highly speculative. Furthermore, no assurance can be given that after a reorganization has taken place that the acquired entity will be able to maintain or achieve any earnings. There is also no assurance that the Company's securities will achieve acceptance by the investing public or supported in the marketplace by broker/dealers, investment advisors or others who can or could influence the price of the Company's securities in the marketplace.

The Company intends to comply with the reporting requirements of the SEC and state securities regulators. Such compliance requires that its financial statements be audited by an independent certified public accounting firm and will also require that legal counsel review and assist in the compliance process of a public entity. This will require that the Company seek adequate financing for such purposes.

The Company has no full time employees. Mr. Lloyd T. Rochford, chief executive officer, chief financial officer and director of the Company will devote such time to the Company as he deems necessary. Mr. Rochford received shares of the Company's common stock from the Company upon accepting an appointment to serve the Company in the positions mentioned. Subsequent to such appointment Mr. Rochford has not received any compensation and it is not intended that any compensation will be paid to Mr. Rochford at any future time.


Item 2.   Description of Property

The Company does not own any business property. The Company maintains a mailing address and telephone at the office of Mr. Lloyd T. Rochford, the Company's sole director and officer. The Company is not charged any fee or other cost by Mr. Rochford for the office space.

Item 3.   Legal Proceedings

The Company is not subject to any actual or pending legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders

The Company did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year covered by this report. However, during the first quarter of 1999, the Company did submit certain matters to a vote of specific stockholders who represented a majority of the Company's issued and outstanding common stock. These specific stockholders voted their shares pursuant to an Action by Written Consent of Stockholders, which represented 55% of the shares eligible to vote.


                                 PART   II

Item 5.   Market for Common Equity and Related Stockholder Matters

Market Information, Holders and Dividends

The following information is current as of March 10, 1999. There is not a public trading market for the Company's common stock, nor has there been a public trading market during the past two fiscal years ending December 31, 1998. The Company has 1,000,002 shares of common stock issued and outstanding. There are no outstanding options or warrants to purchase, or securities convertible into, the Company's common stock. Of the 1,000,002 shares of common stock issued and outstanding, 414,000 shares are restricted securities which are available for resale pursuant to Rule 144 of the Securities Act of 1933, on or after December 5, 1998. As of March 10, 1999, the Company has 106 shareholders of record. Since its inception, the Company has not paid any dividends and it is not anticipated that the Company will pay any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

The following information is being provided with respect to all securities that the Company sold within the past three years without registering such securities under the Securities Act. Any references made herein to the number of shares of the Company's common stock have taken into account a reverse split of the Company's common stock which took effect on March 2, 1999. This reverse split resulted in one share of the Company's Common Stock being exchanged for every 250 shares of currently outstanding shares.

As discussed in Item 1. of this report, the Company issued shares of common stock to Mr. Denny W. Nestripke rather than make payment to him in the amount of $1,000 per month. The shares then issued were valued at one mill per share and additional shares of common stock in an amount of $200 per month were subscribed for by Mr. Nestripke. During 1995, a total of 55,200 shares were issued to Mr. Nestripke and during 1996, a total of 48,000 shares were issued. The Company relied on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

Pursuant to a board of directors meeting held on December 5, 1997, Mr. Lloyd
T. Rochford and K M Financial, Inc. ("KM") were issued 295,392 and 79,008 shares of common stock, respectively. These shares were valued at one mill per share and were issued as compensation to Mr. Rochford for his willingness to accept the position as director and chief executive and financial officer of the Company. Additionally, KM was issued its shares, which were also valued at one mill per share, for providing services on an ongoing basis relative to seeking a Target Corp. and in arranging for such financing as the Company may need to continue conducting its operations as stated. In both of these issuances, the Company relied on an exemption from registration pursuant to
Section 4(2) of the Securities Act of 1933.

Item 6.   Management's Discussion and Analysis or Plan of Operation

The Company presently does not have any business operation and is looking for a business to acquire or merge with. As the Company has limited resources, it may be difficult to locate a business interested in being acquired or merging with the Company. The Company intends to take advantage of any reasonable business proposal presented which management believes will provide the Company and its stockholders with a viable business opportunity. The board of directors will make the final approval in determining whether to complete any acquisition, and unless required by applicable law, the articles of incorporation or bylaws or by contract, stockholders' approval will not be sought.

The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and will require the Company to incur costs for payment of accountants, attorneys, and others. If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation will not be recoverable. Further, even if an agreement is reach for the participation in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in the loss to the Company of all related costs incurred.

Currently, management is not able to determine the time or resources that will be necessary to locate and acquire or merge with a business prospect. There is no assurance that the Company will be able to acquire an interest in any such prospects, products or opportunities that may exist or that any activity of the Company, regardless of the completion of any transaction, will be profitable. If and when the Company locates a business opportunity, management of the Company will give consideration to the dollar amount of that entity's profitable operations and the adequacy of its working capital in determining the terms and conditions under which the Company would consummate such an acquisition. Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Company's shareholders due to the issuance of stock to acquire such an opportunity.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, the Company had less than $2,500 in assets and liabilities amounting to less than $500. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company's reporting obligations to the Securities and Exchange Commission. For the twelve months ended December 31, 1998, the Company's principal expenses were related to such general and administrative expenses and amounted to $8,360. The Company received no revenue during each of its fiscal years ended December 31, 1997 and 1998.

Since its inception, the Company has not been profitable and has used all of the monies raised in its IPO, and it is unlikely that any revenue will be generated until the Company locates a business opportunity to acquire or merge. Management of the Company will be investigating various business opportunities which may cost the Company not only out of pocket expenses for its management but also expenses associated with legal and accounting cost. There can be no guarantee that the Company will receive any benefits from the efforts of management to locate business opportunities.

The Company has had no employees since its inception and does not intend to employ anyone in the future, unless its present business operations were to change. The president of the Company is providing the Company with a location for its offices on a "rent free basis." The Company is not paying salaries or other form of compensation to any officers or directors of the Company for their time and effort. The Company does intend to reimburse its officers and directors for out of pocket cost.

RESULTS OF OPERATIONS

The Company has not had any operations during the fiscal years ended December 31, 1997, and 1998. The Company's only operations since the closing of CSH have involved the preliminary investigation of one or more potential business opportunities, none of which have come to fruition.

The Company has retained the services of KM in order to provide adequate financing for its continuing operations, as discussed herein. In so doing the Company believes that it has minimized the risk associated with being underfinanced or not being able to meet the financial obligations associated with being a corporation reporting to the SEC. The Company believes that such financing will be adequate to allow its officer to travel and incur other expenses in seeking a Target Corp. In addition, KM shall attempt to make appropriate introductions to management of the Company in its efforts to seek an appropriate Target Corp.

Item 7.   Financial Statements

The financial statements as of December 31, 1998 and for each of the two years then ended, including the report of the Company's independent certified public accountant, follow the signature page hereto.

Item 8.   Changes In and Disagreements With Accountants on Accounting and
Financial Disclosures          None.

                               PART   III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

All information given below is current as of March 10, 1999, unless otherwise stated. The Company is not subject to compliance with Section 16(a) of the Exchange Act and information relating thereto is not provided herein.

Directors and Executive Officers

Listed below is the name of the Company's sole officer and director who was elected by a consent of the majority of the Company's stockholders effective as of March 2, 1999.

          Name                  Age        Positions, Offices, Term of Office
          ----                   --        ----------------------------------
          Lloyd T. Rochford     52         Director, President, Secretary,
                                                Treasurer
                                           For the period of one year or until
                                           a successor is duly qualified and
                                           elected. Accepted such position on
                                           December 5, 1997 and has served in
                                           such capacities since January 22,
                                           1999.

Mr. Rochford currently serves as a director of Elligent Consulting Group, Inc., a position which he has held since 1997. In addition to the foregoing, from its inception to June, 1997, Mr. Rochford also served as a director of Magnum Hunter Resources, Inc., a natural resource corporation listed on the American Stock Exchange. In addition to serving in the capacities mentioned, Mr. Rochford is an independent financial consultant and administers his own investment portfolio, comprised of investments in securities, real estate and natural resource properties.

Significant Employees or Consultants

Concurrent with Mr. Rochford's acceptance to the positions stated above, KM agreed to provide services to the Company on an ongoing basis relative to seeking a Target Corp. and in arranging for such financing as the Company may need to continue conducting its operations as heretofore stated. KM is an Arizona corporation founded in 1992 for the purpose of providing investment banking services to established and emerging growth entities. The principal of KM is William Parsons, who, along with associates, have a combined experience in mergers and acquisitions, private placements, reverse mergers, syndication, marketing and general securities industry business consulting which totals over 40 years. Though not confined to any specific industry, KM has been engaged in offering its services in the area of natural resources, legalized gaming, health care, electronics, hospitality, fiber optics, environmental services, childcare, timeshare, banking, information technology and manufacturing.

Involvement in Certain Legal Proceedings

With respect to Mr. Rochford and KM, including its principals, during the past five years, no: a) bankruptcy petition has been filed by or against any business in which they were a general partner or executive officer or within the two years prior to that time; b) conviction which involved a criminal proceeding or a pending criminal proceeding; c) order, judgment, or decree having been entered by any court having competent jurisdiction which involved any type of business, securities or banking activities; and d) judgement in a civil action has been entered for violation of a federal or state securities or commodities law.


Item 10.   Executive Compensation

The Company has not paid any cash compensation during the two year period ending December 31, 1998. When Mr. Rochford acknowledged his willingness to serve the Company as its director and sole officer, he received shares of the Company's common stock for accepting such positions. No formal agreement or contract was entered into and even though Mr. Rochford has indicated to serve the Company on an indefinite basis, Mr. Rochford is under no obligation to do so. Inasmuch as the Company's common stock was not listed on an exchange or quoted by a broker/dealer in the over-the-counter market, no value for the Company's common stock could readily be determined. Consequently, the par value of the Company's common stock was used to determine the fair market value. The following Summary Compensation Table reflects the foregoing items.

                                                              Long Term Compensation
                                                              ----------------------
                           Annual Compensation                Awards         Payouts
                                    Non-Cash                 Restricted   Options/  LTIP
Name & Position        Year   Salary  Bonus       Other        Stock        SARs   Payouts  All Other
---------------        ----   ------  -----       -----        -----       -----   -------  ---------
Lloyd T. Rochford      1998   $ -0-   $ -0-     $    -0-        $ -0-       None   $ -0-     $ -0-
C E O (present)        1997   $ -0-   $ -0-     $ 73,848        $ -0-       None   $ -0-     $ -0-

Denny W. Nestripke     1998   $ -0-   $ -0-     $    -0-        $ -0-       None   $ -0-     $ -0-
C E O (past)           1997   $ -0-   $ -0-     $    -0-        $ -0-       None   $ -0-     $ -0-



Item 11.   Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table provides information relative to the Company's common stock held by any person or any group known to the Company to be the beneficial owner of more than five percent of the Company's issued and outstanding common stock as of March 10, 1999. This table has taken into account a reverse split of the Company's common stock which took effect on March 2, 1999. This reverse split resulted in one share of the Company being issued for every 250 outstanding shares of the Company.


Title of    Name and Address        Shares Beneficially     Percent of
Class       of Beneficial Owner       Owned                   Class
--------    -------------------     -------------------     -----------

common      Lloyd T. Rochford           295,392                29.5 %
            5 Clancy Lane South
            Rancho Mirage, CA 92270

common      Stanley McCabe               60,296 (1)             6.0 %
common      William Parsons             189,296 (2)            18.9 %
                                        -------                ------
TOTAL                                   544,984                54.5 %
                                        =======                ======

  (1) Includes shares owned by Stanton Oil & Gas Ltd. of which Mr. McCabe's wife is the sole stockholder.
  (2) Includes shares registered in the name of K M Financial, Inc.; Mr. Parsons's wife; and shares held by Mr. Parsons as a custodian.

Security Ownership of Management

Title of    Name and Address          Shares Beneficially      Percent of
Class       of Beneficial Owner         Owned                   Class
--------    -------------------       --------------------     ----------
common      Lloyd T. Rochford                295,392              29.5 %
            5 Clancy Lane South
            Rancho Mirage, CA 92270
                                             -------              ------
      Total as a Group                       295,392              29.5 %
                                             =======              ======
Changes in Control

No arrangements currently exist which may result in a change of control of the Company. Furthermore, none of the individuals listed under either of the above two tables has any arrangement known to the Company which would allow them the right to acquire any additional shares of common stock within sixty days of March 10, 1999.


Item 12.   Certain Relationships and Related Transactions

On December 5, 1997, Lloyd T. Rochford and K M Financial, Inc. were issued 295,392 and 79,008 shares of common stock, respectively. The monetary value placed on these shares of common stock at that time was $73,848 and $19,752, respectively. The 295,392 shares of common stock were issued to Mr. Rochford as compensation for his willingness to accept the position as director and chief executive and financial officer of the Company. Subsequent to the issuance of these shares, Mr. Rochford has received no additional compensation. The 79,008 shares of common stock were issued to KM for providing services on an ongoing basis relative to seeking a Target Corp. and in arranging for such financing as the Company may need to continue conducting its operations as herein stated. The Company did not enter into any agreement or have any type of other arrangement with Mr. Rochford or KM which would cause the issuance of these shares to be contingent on the happening of any event or the passage of a certain time period. Thus, these shares are fully paid as of December 5, 1997.

Item 13.   Exhibits and Reports on Form 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                              Page
-----------------                                              ----
Report of Hansen Barnett and Maxwell, Certified

 Public Accountants                                             13

Balance Sheets as of December 31, 1998                          14

Statements of Operations for the fiscal years ended December
31, 1998, and 1997                                              15

Statements of Stockholders' Equity for the years ended
December 31, 1998, and 1997, and  from inception                16

Statements of Cash Flows for the fiscal years ended
December 31, 1998, and 1997                                     18

Notes to Financial Statements                                   20

 (a)(2)FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

     None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

Number 3:  Initial Articles of Incorporation and Bylaws

Incorporated by reference to the Registrant's registration statement on Form S-18, SEC File No. 33-21085

Number 3:  Amended Articles of Incorporation

Amended Articles of Incorporation are Attached as exhibit to this Form 10-KSB.

Number 3:  Amended Bylaws

Amended Bylaws are attached as exhibit to this Form 10-KSB

Number 11:  Computation of Income per Share

Refer to the financial statement contained in this Form 10-KSB.

Number 21:  Subsidiaries of the Registrant

The Registrant has no subsidiaries.

Number 27:  Financial Data Schedule

Included in the Report as Exhibit 27.

(b)  Reports on Form 8-K.

     The Company did not file any reports on From 8-K in its fourth quarter.


                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                            New Systems, Inc.


Date: April 7, 1999      By /s/ Lloyd T. Rochford, President and Director
                            -------------------------------
                            (Principal Executive Officer)

       HANSEN, BARNETT & MAXWELL
      A Professional Corporation
     CERTIFIED PUBLIC ACCOUNTANTS

                                                       (801) 532-2200
        Member of AICPA Division of Firms            Fax (801) 532-7944
                 Member of SECPS                345 East 300 South, Suite 200
    Member of Summit International Associates  Salt Lake City, Utah 84111-2693



                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


  To the Board of Directors and Shareholders
  New Systems, Inc.


  We have audited the accompanying balance sheet of New Systems, Inc.(a development stage enterprise) as of December 31, 1998 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1998 and 1997, and for the cumulative period from December 10, 1987 (date of inception) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Systems, Inc. as of December 31, 1998 and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997, and for the cumulative period from December 10, 1987 (date of inception) through December 31, 1998 in conformity with generally accepted accounting principles.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company's losses since inception raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.


                                    /s/HANSEN, BARNETT & MAXWELL
  Salt Lake City, Utah
  March 4, 1999

                                NEW SYSTEMS, INC.
                                 BALANCE SHEET
                               DECEMBER 31, 1998


                                      ASSETS
  Current Assets
    Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . $    2,195
                                                                 ----------
       Total Current Assets. . . . . . . . . . . . . . . . . . .      2,195
                                                                 ----------
  Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . $    2,195
                                                                 ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
    Accrued liabilities. . . . . . . . . . . . . . . . . . . . . $      305
                                                                 ----------
       Total Current Liabilities . . . . . . . . . . . . . . . .        305
                                                                 ----------
  Stockholders' Equity
    Common stock - $0.001 par value; 250,000,000
       shares authorized; 1,000,000 shares issued and
      outstanding. . . . . . . . . . . . . . . . . . . . . . . .      1,000
    Additional paid-in capital . . . . . . . . . . . . . . . . .    403,146
    Deficit accumulated during the development stage . . . . . .   (402,256)
                                                                 ----------
       Total Stockholders' Equity. . . . . . . . . . . . . . . .      1,890
                                                                 ----------
  Total Liabilities and Stockholders' Equity . . . . . . . . . . $    2,195
                                                                 ==========

  The accompanying notes are an integral part of these financial statements.

                              NEW SYSTEMS, INC.
                           STATEMENTS OF OPERATIONS

                                                                  Cumulative
                                                                     From
                                                                    December
                                                                    10, 1987
                                                                    (Date of
                                          For the Years Ended      Inception)
                                              December 31,          Through
                                          ----------------------  December 31,

                                             1998        1997         1998
                                          ---------   ----------  -----------
General and Administrative Expense . . . .$   8,360   $  105,919  $   236,696
                                          ---------   ----------  -----------
Loss from Continuing Operations. . . . . .   (8,360)    (105,919)    (236,696)

Discontinued Operations
   Loss from operation of discontinued
     CSH software business . . . . . . . .       -            -      (349,672)
   Gain from disposal of CSH software
     business. . . . . . . . . . . . . . .       -            -       173,766
                                          ---------   ----------  -----------
Loss before Extraordinary Gain . . . . . .   (8,360)    (105,919)    (412,602)

Extraordinary Gain from Forgiveness
  of Debt. . . . . . . . . . . . . . . . .       -            -        10,346
                                          ---------   ----------  -----------
Net Loss . . . . . . . . . . . . . . . . .$  (8,360)  $ (105,919) $  (402,256)
                                          =========   ==========  ===========

Basic and Diluted Loss Per Share
  Continuing operations . . . . . . . . . $   (0.01)  $   (0.18)  $     (0.64)
  Discontinued operations . . . . . . . .        -           -          (0.47)
  Extraordinary gain. . . . . . . . . . .        -           -           0.03
                                          ---------   ---------   -----------
   Net Loss . . . . . . . . . . . . . . . $   (0.01)  $   (0.18)  $     (1.08)
                                          =========   =========   ===========

Weighted Average Common Shares Used
 in Per Per Share Calculations. . . . . . 1,000,000     577,600       371,881
                                          =========   =========   ===========

  The accompanying notes are an integral part of these financial statements.

                              NEW SYSTEMS, INC.
                      STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                           Deficit
                                                                          Accumulated
                                         Common Stock         Additional   During the  Receivable      Total
                                    -----------------------    Paid-In    Development     From     Stockholders'
                                      Shares       Amount      Capital       Stage     Shareholder     Equity
                                    ----------   ----------   ----------   ----------   ----------   ----------
Balance, December 10, 1987
  (Date of Inception). . . . . . . .        -    $       -    $       -     $      -    $       -     $      -
Issuance for cash, December
   1987, $3.61 per share . . . . . .    7,200             7           -            -        25,993       26,000
Cash distribution to
  shareholder, January 1988. . . . . .       -           -       (21,000)          -            -       (21,000)
Issuance upon exercise of stock option
 for cash, October 1988, $3.13 per share 4,000            4       12,496           -            -        12,500
Shares returned in sale of 13% of CSH,
 April 1989, $3.75 per share . . . .   (30,400)         (30)    (113,970)          -            -      (114,000)

Issuance for cash:
  December 1987 through February 1988,
   $1.39 per share . . . . . . . . . .  28,800           29       39,971           -            -        40,000
  January 1988, $0.42 per share. . . .  12,000           12        4,988           -            -         5,000
  October 1988, net of $76,954 offering
    costs, $4.65 per share . . . . . .  48,000           48      222,998           -            -       223,046
  July 31, 1989, $0.25 per share . . .   3,200            3          797           -            -           800
  July 31, 1990, $0.25 per share . . .   9,600           10        2,390           -            -         2,400
  November 1, 1990, $0.25 per share. .  24,000           24        5,976           -            -         6,000
  July 31, 1991, $0.25 . . . . . . . .   9,600           10        2,390           -            -         2,400
  July 31, 1992, $0.25 per share . . .   9,600           10        2,390           -            -         2,400
  December 31, 1992, $0.25 per share .   4,000            4          996           -            -         1,000
  December 31, 1993, $0.25 per share .   9,600           10        2,390           -            -         2,400
  December 31, 1994, $0.25 per share .   1,464            1          365           -            -           366

Issuance for service:
  July 31, 1989, $0.25 per share . . .  16,000           16        3,984           -            -         4,000
  July 31, 1990, $0.25 per share . . .  48,000           48       11,952           -            -        12,000
  November 1, 1990, $0.25 per share. .  40,000           40        9,960           -            -        10,000
  July 31, 1991, $0.25 per share . . .  48,000           48       11,952           -            -        12,000
  July 31, 1992, $0.25 per share . . .  48,000           48       11,952           -            -        12,000
  December 31, 1992, $0.25 per share .  20,000           20        4,980           -            -         5,000
  December 31, 1993, $0.25 per share .  48,000           48       11,952           -            -        12,000
  December 31, 1994, $0.25 per share .  48,000           48       11,952           -            -        12,000
  December 31, 1995, $0.25 per share .  48,000           48       11,952           -            -        12,000
  December 31, 1996, $0.25 per share .  48,000           48       11,952           -            -        12,000

Issuance for receivable from shareholder:
  December 31, 1994, $0.25 per share .   8,136            8        2,026           -       (2,034)            -
  December 31, 1995, $0.25 per share .   9,600            9        2,391           -       (2,400)            -
  December 31, 1996, $0.25 per share .   7,200            7        1,793           -       (1,800)
Net loss for the period from December
  10, 1987 through December 31, 1996 .       -            -            -    (287,977)           -      (287,977)
                                     ----------   ----------   ----------   ---------    ----------   ----------

Balance, December 31, 1996 . . . . . .  577,600   $      578   $  297,968   $(287,977)   $  (6,234)   $    4,335
                                     ==========   ==========   ==========   =========    =========    ==========

(Continued)

The accompanying notes are an integral part of these financial statements.

                              NEW SYSTEMS, INC.
                      STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (CONTINUED)

                                                                           Deficit
                                                                          Accumulated
                                         Common Stock         Additional   During the  Receivable      Total
                                    -----------------------    Paid-In    Development     From     Stockholders'
                                      Shares       Amount      Capital       Stage     Shareholder     Equity
                                    ----------   ----------   ----------   ----------   ----------   ----------

Balance, December 31, 1996 . . . . .   577,600   $      578   $  297,968   $ (287,977)  $   (6,234)  $    4,335

Issuance for services, December 31,
  1997, $0.25 per share. . . . . . .   422,400          422      105,178            -            -      105,600
Net loss for the year ended
 December 31, 1997 . . . . . . . . .         -            -           -      (105,919)           -     (105,919)
                                    ----------   ----------   ----------   ----------   ----------   ----------


Balance, December 31, 1997 . . . . . 1,000,000        1,000      403,146    (393,896)       (6,234)       4,016

Net advances to shareholder. . . . .         -            -            -           -          (152)        (152)

Compensation for services
  paid with receivable from
  shareholder, December
  31, 1998 . . . . . . . . . . . . .         -            -            -            -        6,386        6,386

Net loss for the year ended
 December 31, 1998 . . . . . . . . .         -            -            -       (8,360)           -       (8,360)
                                    ----------   ----------   ----------   ----------   ----------   ----------

Balance, December 31, 1998 . . . . . 1,000,000   $   1,000    $  403,146   $(402,256)   $        -   $    1,890
                                    ==========   =========    ==========   =========    ==========   ==========

The accompanying notes are an integral part of these financial statements.

                               NEW SYSTEMS, INC.
                           STATEMENTS OF CASH FLOWS

                                                            Cumulative From
                                                             December 10, 1987
                                                                      (Date of
                                              For the Years Ended    Inception)
                                                December 31,            Through
                                          -----------------------  December 31,
                                                1998         1997         1998
                                          ----------   ----------   ----------
Cash Flows from Operating Activities
  Net loss . . . . . . . . . . . . . . . .$   (8,360)  $ (105,919)  $ (402,256)
  Adjustments to reconcile net loss
    to net cash used by operating activities:
  Compensation paid with common stock. . .         -      105,600      208,600
  Compensation paid with furniture
    and equipment. . . . . . . . . . . . .         -            -        6,471
  Compensation paid with stock of
    subsidiary . . . . . . . . . . . . . .         -            -      129,000
  Compensation paid by reduction of
  receivable . . . . . . . . . . . . . . .     6,240            -        6,240
  Depreciation . . . . . . . . . . . . . .         -            -       15,778
  Purchased research and development . . .         -            -       90,000
  Amortization of goodwill . . . . . . . .         -            -       56,442
  Amortization of debt discount. . . . . .         -            -        5,650
  Changes in assets and liabilities, net
   of effects from acquisition of
   CSH Corporation:
    Accounts receivable. . . . . . . . . .         -            -        4,941
    Inventory. . . . . . . . . . . . . . .         -            -        2,941
    Accounts payable and accrued liabilities     305           (6)       4,058
  Minority interest in loss of subsidiary.         -            -      (64,441)
  Gain from sale of interest in subsidiary         -            -     (116,214)
  Gain from disposal of discontinued
   operations. . . . . . . . . . . . . . .         -            -     (173,766)
  Extraordinary gain from forgiveness of debt      -            -      (10,346)
                                          ----------   ----------   ----------
    Net Cash Used by Operating Activities     (1,815)        (325)    (236,902)
                                          ----------   ----------   ----------
Cash Flows from Investing Activities
  Purchase of furniture and equipment. . .         -            -      (20,015)
  Purchase of CSH Corporation. . . . . . .         -            -      (26,800)
                                          ----------   ----------   -----------
    Net Cash Used by Investing Activities.         -            -      (46,015)
                                          ----------   ----------   ----------
Cash Flows from Financing Activities
  Proceeds from issuance of common stock .         -            -      383,411
  Stock issuance costs paid. . . . . . . .         -            -      (76,954)
  Distribution to shareholder. . . . . . .         -            -      (21,000)
  Proceeds from subsidiary issuance of
   common stock. . . . . . . . . . . . . .         -            -       54,800
  Proceeds from borrowing. . . . . . . . .         -            -       15,560
  Principal payments on notes payable
   and obligations . . . . . . . . . . . .         -            -      (76,060)
  Proceeds from borrowing from related
   parties . . . . . . . . . . . . . . . .         -            -       87,016
  Principal payments on notes payable
   to related parties. . . . . . . . . . .         -            -      (81,661)
                                          ----------   ----------   ----------
    Net Cash Provided by Financing
     Activities. . . . . . . . . . . . . .         -            -      285,112
                                          ----------   ----------   ----------
Net Increase (Decrease) in Cash. . . . . .    (1,815)        (325)       2,195
Cash at Beginning of Period. . . . . . . .     4,010        4,335            -
                                          ----------   ----------   ----------
Cash at End of Period. . . . . . . . . . .$    2,195   $    4,010  $     2,195
                                          ==========   ==========  ===========
Supplemental Schedule of Cash Flow Information
  Cash paid for interest . . . . . . . . .$        -    $       -   $    3,483
                                          ==========    =========   ==========

The accompanying notes are an integral part of these financial statements.

                              NEW SYSTEMS, INC.
                     STATEMENTS OF CASH FLOWS (CONTINUED)


Supplemental Schedule of Noncash Investing and Financing Activities

On December 23, 1987, New Systems, Inc. ("Systems") acquired CSH
Corporation. The fair value of the assets acquired was $100,350. Cash in the amount of $26,000 was paid in the acquisition and liabilities of $74,350 were assumed.

In October 1988, Systems paid the remaining $74,000 due on the purchase of CSH Corporation and a former shareholder of CSH exercised his option to acquire 4,000 shares of Systems for $12,500 resulting in the net payment of $61,500 to the former CSH shareholder.

On April 28, 1989, certain officers and directors of Systems were issued 380,000 shares of CSH common stock in exchange for the return and cancellation of 30,400 shares of Systems common stock. The exchange was valued at $114,000 based upon the fair value of the Systems common stock returned. On July 26, 1989, certain of the CSH shareholders returned 200,000 of the above described CSH common shares. The canceled shares were valued at $60,000 using the same value per share as was used when the shares were issued. The issuance, net of the cancellation, of the CSH common stock resulted in recognition of $56,214 of goodwill and a $54,000 increase in minority interest.

In 1998, a receivable from an officer/shareholder in the amount of $6,234 was settled as compensation for services from the officer/shareholder.

The accompanying notes are an integral part of these financial statements.

                           NEW SYSTEMS, INC.
                    NOTES TO FINANCIAL STATEMENTS


 NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
                            PRINCIPLES

 Organization and Nature of Business - New Systems, Inc. ("Systems"), formerly Municipal Systems, Inc., was organized under the laws of the State of Nevada on December 10, 1987 and changed its name to New Systems, Inc. on March 4, 1999. Systems was formed for the purpose of acquiring CSH Corporation ("CSH"). To accomplish that purpose, on December 23, 1987, Mr. Denny W. Nestripke, president of Systems, acquired a 25% interest in CSH for $25,000 and purchased an option for $1,000 to acquire the remaining 75% of CSH for $74,000. On December 30, 1987, Mr. Nestripke transferred the interest in and option for CSH to Systems in exchange for $21,000 and 7,200 shares of common stock. On that same date, Systems granted an option to the holders of the remaining 75% of CSH to acquire 4,000 shares of Systems for $12,500. On October 31, 1988, Systems exercised its option and acquired the remaining 75% interest in CSH for $74,000 and the sellers exercised their stock purchase option at that same time. The acquisition transactions were accounted for as a purchase business combination with Systems considered the acquiring entity since the CSH shareholders received cash and only a minority interest in Systems from the exercise of the stock option. As explained above, on October 31, 1988, CSH became a wholly-owned subsidiary of Systems. From December 23, 1987 to October 31, 1988, Systems owned 25% of the outstanding common stock of CSH. Since control of the business was obtained on a step-by-step basis, generally accepted accounting principles required the transaction be accounted for retroactively as the acquisition of 100% of CSH on December 23, 1987. To accomplish that requirement, the October 31, 1988 payment of $74,000 was discounted to $68,350 on December 23, 1987 using a 10% discount rate and resulted in a total purchase price of $94,350. The purchase price was allocated to the assets acquired and liabilities assumed based upon their fair values. The main assets acquired were computer software, with a nominal fair value, and in-process research and development with a fair value of $90,000, which was charged to operations at the acquisition date. The excess of the purchase price was $288 which was allocated to goodwill and was expensed at the acquisition date due to its immateriality.

 CSH's operations consisted of developing, marketing and selling computer software. Although financing was provided by Systems and other minority interests, CSH was unable to obtain profitable operations due to its software not being accepted in commercial quantities. Pursuant to a vote by Systems' shareholders on April 28, 1989, CSH filed a registration statement with the Securities and Exchange Commission to allow Systems to distribute its CSH shares to the Systems shareholders. However, the distribution never occurred because, prior to the registration statement becoming effective, CSH was dissolved as a corporate entity on November 1, 1990.

 The accompanying financial statements include the accounts of Systems and the operations of CSH during the period from its acquisition in 1987 until it was dissolved in 1990. The terminated computer software operations have been presented as discontinued operations in the accompanying statements of operations. The computer software operations had sales of $139,133 from inception through November 1, 1990.

 Upon CSH being dissolved on November 1, 1990, Systems recognized a gain in the amount of $173,766 due to previous recognition of losses from the discontinued computer software operations in excess of the investment in CSH. The gain was recognized as a gain from disposal of discontinued operations. At that same time, debt in the amount of $10,346 was assumed by Systems and was forgiven. The forgiveness of debt has been accounted for as an extraordinary gain.

 Systems is considered a development stage enterprise. Since 1990, Systems has been inactive except for its recent efforts to become current in filing its reports with the Securities and Exchange
 Commission and seeking to enter into a potential merger or acquisition transaction.


 NOTE 2 - MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY

 On April 28, 1989, Systems entered into an escrow agreement to distribute all of the common stock of CSH to the Systems shareholders; however, that agreement was not fulfilled and the distribution never occurred. In connection with this agreement, however, certain officers and directors of Systems were issued 380,000 CSH common shares, representing 13% of CSH, in exchange for the return and cancellation of 30,400 shares of Systems common stock. The exchange was valued at $114,000 based upon the fair value of the Systems common stock returned. Due to a negative carrying value of the CSH interest sold, Systems recognized a $116,214 gain from this sale. On July 26, 1989, certain of the CSH shareholders returned 200,000 of the above described CSH common shares. The canceled shares were valued at $60,000 using the same value per share as was used when the shares were issued. The net issuance and cancellation of the CSH common stock resulted in recognition of $56,214 of goodwill which was amortized in full by November 1, 1990 when CSH was liquidated.

 During the years ended July 31, 1989 and 1990, CSH issued 40,000 and 430,000 shares of common stock for services valued at $12,000 and $129,000, respectively. In addition, CSH issued 1,000,000 shares of common stock in January 1990 for cash in the amount of $42,800. These transactions were accounted for as increases to minority interest in the accompanying financial statements.

 NOTE 3 - STOCKHOLDERS' EQUITY

 On March 2, 1999, the stockholders approved a 1-for-250 reverse stock split of the outstanding common stock. The accompanying financial statements have been restated for all periods presented for the effects of the reverse stock split.

 As shown in the accompanying statements of stockholders' equity, Systems has issued common stock for services pursuant to an agreement approved by its stockholders with its founding president in April 1989. Subsequently, 48,000 shares of common stock were issued annually for his services through 1996, which were valued at $12,000 per year, or $0.25 per share. During 1997, additional shares of Systems' common stock were issued to its current president and another entity. The value of the services rendered and the fair value of the stock issued was determined to be equal to the par value of the stock.