Form 10QSB
period 1999-03-31
NEW SYSTEMS INC
filed 1999-05-05
CIK 831659

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended:   March 31, 1999

   [   ] Transition Report Pursuant to Section 13 or 15(d) of the Exchange Act
of 1934

          For the transition period from            to           .


                     Commission File Number:   33-21085


                               NEW SYSTEMS, INC.
                               ----------------
       (Exact name of small business issuer as specified in its charter)

                                    Nevada
                                   --------
        (State or other jurisdiction of incorporation or organization)

                                  87-0454377
                                  ----------
                     (I.R.S. Employer Identification No.)

             5 Clancy Lane South Rancho Mirage, California 92270
             ---------------------------------------------------
                   (Address of principal executive offices)

                                (760) 346-5961
                               ----------------
                         (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [1] No [2] Yes.

                       APPLICABLE ONLY TO CORPORATIONS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 25, 1999 the Issuer held 1,000,002 shares of its $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one) Yes [   ] No [ X ]

                      PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

The unaudited interim financial statements as of March 31, 1999 and for the first quarter period ending March 31, 1999 and 1998, follow the signature page and exhibits hereto. These interim financial statements include an unaudited balance sheet as of March 31, 1999 and unaudited statements of operations and cash flows for the first quarter period ending March 31, 1999 and for the comparable period of the preceding fiscal year ended March 31, 1998.

The unaudited interim financial statements include all adjustments which in the opinion of management are necessary in order to make these financial statements not misleading. The interim financial statements have been prepared in a condensed format in accordance with the rules and regulations of the Securities and Exchange Commission and include such footnotes and other disclosures as needed for fair presentation and to ensure that the financial statements are not misleading. The interim financial statements provide financial information cumulative from inception inasmuch as the Issuer is in the development stage.

ITEM 2. Management's Discussion and Analysis or Plan of Operation.

The Issuer is not engaged in any business operations and is seeking to find a suitable business to acquire or an entity with which it can enter into a reorganization or merger. The Issuer has very limited resources and management is relying on its association with KM Financial, Inc. to provide the Issuer with sufficient financial resources to continue its search for an entity or business which the Issuer can acquire or enter into a reorganization. Management is also relying on KM Financial, Inc. to provide introductions to individuals who may be influential in locating a business or entity interested in being acquired or reorganizing with the Issuer. The Issuer intends to take advantage of any reasonable business proposal presented which management believes will provide the Issuer and its stockholders with a viable business opportunity. The board of directors will make the final decision in determining whether to complete any acquisition or reorganization unless otherwise required by applicable law, the articles of incorporation, its bylaws or by contract. Consequently, stockholders' approval of any acquisition or reorganization will not be sought unless required as heretofore stated.

The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial time and attention from management. Such an investigation will also result in the Issuer incurring expenses for the payment of accountants, attorneys, and possibly others involved in such an inquiry. Any costs incurred by investigating a specific business opportunity and if a decision is made not to consummate, participate or complete the acquisition of such a business opportunity, will most likely result in such expenditures not being recoverable. Furthermore, the Issuer's participation in any business opportunity does not assure that the results therefrom will ultimately be successful and could have the potential of the Issuer sustaining a loss of the costs incurred.

Management is not able to determine the amount of time or the resources that will be necessary to locate, investigate and possibly acquire or merge with a business prospect. If and when the Issuer locates a business opportunity and if such opportunity results in the completion of the intended transaction, there still is no assurance that after the transaction is completed the Issuer will have profitable operations. The possibility also exists that the Issuer will never be able to acquire, regardless of the form or manner of such intended acquisition, an interest in any business prospects, products or opportunities.

Management will give consideration and assess the potential profitability and the adequacy of the working capital of any business operations which the Issuer may investigate and possibly acquire. The foregoing considerations are only some of factors which management will utilize in determining the terms and conditions under which the Issuer would consummate any acquisition or reorganization. Potential business opportunities, no matter which form they may take, will almost assuredly result in substantial dilution for the Issuer's shareholders due to the need for the issuance of additional shares of the Issuer's common stock to acquire a business opportunity.

Liquidity, Capital Resources and Results of Operations

As of March 31, 1999, the Issuer had expended all of its financial resources and is seriously considering the issuance of additional shares of its common stock in order to obtain operating capital. The issuance of additional shares of its common stock will result in an immediate dilution in the percentage ownership that existing shareholders have in the Issuer. As a result of the Issuer's association with KM Financial, Inc., management believes that additional financing will be obtained in amounts sufficient to meet the Issuer's incidental ongoing expenses which are primarily associated with maintaining its corporate status and maintaining its reporting obligations to the Securities and Exchange Commission. Such expenses have been and will in the future be categorized as general and administrative expenses.

During the quarter ended March 31, 1999, the Issuer incurred costs associated with filling of its Form 10-KSB Report with the Securities and Exchange Commission. Such report was not completed until the first part of the Issuer's second quarter and the costs associated with the preparation and filing of such report have not yet been determined. Any operating capital which the Issuer intends to obtain, as stated in the prior paragraph, will include sufficient capital to pay the costs incurred relative to the preparation and filing of such report. In addition, the working capital intended to be obtained will be sufficient for the Issuer to prepare and file all future reports, as required by the Securities and Exchange Commission, for at least a one year period of time. During the corresponding period of the prior year, ending March 31, 1998, the Issuer was not engaged in the preparation of any of the reports mentioned herein nor in any other activities. Consequently, no meaningful comparison between the two quarterly periods ending March 31, 1999 and 1998 and the subsequent quarterly period would be meaningful.

Since its inception, the Issuer has not conducted any profitable operations and has utilized all funds received from its initial public offering in attempting to conduct profitable operations. It is not anticipated that the Issuer will generate any revenue in the future unless a profitable business opportunity is located and a merger or a form of reorganization is consummated. The Issuer intends to investigate various business opportunities which will likely result in management incurring "out of pocket" expenses and could also include expenses associated with legal and accounting services. Such costs and expenses will increase the financial burden on the Issuer with no guarantee that any benefits will result from such expenditures or from the efforts of management.

The Issuer currently has no employees and does not intend to employ anyone in the future, unless its present business operations were to change. The sole officer and director of the Issuer is providing a location for the Issuer's offices on a "rent free basis" and is not being paid a salary or any other form of compensation for any services which are or may be provided, other than reimbursement of "out of pocket" costs and expenses.


                  PART   II   -   OTHER   INFORMATION


ITEM 1. Legal Proceedings

None

ITEM 2. Changes in Securities and Use of Proceeds

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

Reference is made to the Information Statement which is made a part of this Report as Exhibit 22.

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on From 8-K

     (a)  Index of Exhibits
          Exhibit 3 - Articles of Incorporation, Amendments to the Articles of
                      Incorporation, Bylaws and Amendments to the Bylaws
                   1. Incorporated by reference to a registration statement on
                      Form S-18, File No. 33-21085
                   2. Incorporated in Form 10-KSB for the fiscal year ended
                      December 31, 1998
                   3. Included with this Report - Amended Articles of
                      Incorporation, filed March 5, 1999
         Exhibit 11 - Computation of per share earnings
                   1. Included as a part of the financial statements described in Part I of this Report
         Exhibit 22 - Published report regarding matters submitted to vote of securities holders
                   1. Included in this Report - Information Statement, dated
                      April 9, 1999
         Exhibit 27 - Financial Data Schedule
                   1. Included in EDGAR submission

     (b)  Report on Form 8-K
                  None

                               SIGNATURES

In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


NEW SYSTEMS, INC.

/s/ Lloyd T. Rochford
Chief Executive Officer
Chief Financial Officer

Date: April 20, 1999

PART I. FINANCIAL STATEMENTS

                           New Systems, Inc.
                     (A development stage company)
                             Balance Sheet
                            March 31, 1999
                             (unaudited)

                               ASSETS

Current Assets:
  Cash in bank                                           $      -0-
                                                         ----------
     Total Current Assets                                $      -0-
                                                         ----------
Total Assets                                             $      -0-
                                                         ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Current liabilities                                 $      -0-
                                                         ----------
Total Liabilities                                        $      -0-
                                                         ----------

Stockholders' Equity:
  Common stock                                           $    1,000
  Additional paid-in capital                                403,146
  Deficit accumulated during the development stage         (404,146)
                                                         ----------
    Total Stockholders' Equity                           $      -0-
                                                         ----------
Total Liabilities and Stockholders' Equity               $      -0-
                                                         ==========






















The accompanying notes are an integral part of these unaudited financial statements.

                             New Systems, Inc.
                      (A development stage company)
                        Statements of Operations
                               (unaudited)

                                                             Cumulative from
                                              For the       December 10, 1987
                                           Quarter Ended   (Date of Inception)
                                           March 31, 1999        Through
                                          1999        1998    March 31, 1999
                                       ----------  ----------  -------------
General and administrative expenses    $    1,890  $      -0-  $     238,586

Loss from continued operations             (1,890)        -0-       (238,586)

Discontinued operations:
  Loss from prior business discontinued       -0-         -0-       (349,672)
  Gain from disposal of prior business        -0-         -0-        173,766
                                       ----------  ----------  -------------
Loss before extraordinary gain             (1,890)        -0-       (414,492)

Extraordinary gain
 from forgiveness of debt                     -0-         -0-         10,346
                                       ----------  ----------  -------------

Net Loss                               $   (1,890) $      -0-  $    (404,146)
                                       ==========  ==========  =============

Basic and diluted loss per share
  Continued operations                 $      -0-  $      -0-  $       (0.62)
  Discontinued operations                     -0-         -0-          (0.45)
  Extraordinary gain                          -0-         -0-           0.03
                                       ----------  ----------  -------------
Net Loss Per Share                     $      -0-  $      -0-  $       (1.04)
                                       ==========  ==========  =============

Weighted average common shares
used in per share computation           1,000,000   1,000,000        387,201
                                       ==========  ==========  =============


















The accompanying notes are an integral part of these unaudited financial statements.

                            New Systems, Inc.
                     (A development stage company)
                        Statements of Cash Flows
                              (unaudited)

                                                             Cumulative from
                                              For the       December 10, 1987
                                           Quarter Ended   (Date of Inception)
                                           March 31, 1999        Through
                                          1999        1998    March 31, 1999
                                       ----------  ----------  -------------
Cash flows from operating activities:
  Net loss                             $   (1,890) $      -0-  $    (404,146)
  Adjustments for:
    Changes in current assets
     and liabilities                         (305)        -0-         11,635
    Other items                               -0-         -0-        153,414
                                       ----------  ----------  -------------
Net cash flow used
by operating activities                $   (2,195) $      -0-  $    (239,097)
                                       ----------  ----------  -------------

Net cash flow from
investing activities                   $      -0-  $      -0-  $     (46,015)
                                       ----------  ----------  -------------

Net cash flow from
financing activities                   $      -0-  $      -0-   $    285,112
                                       ----------  ----------  -------------

Net decrease in cash                   $   (2,195) $      -0-   $     (2,195)
Cash at beginning of the period             2,195         -0-          2,195
                                       ----------  ----------  -------------
Cash at end of the period              $      -0-  $      -0-   $        -0-
                                       ==========  ==========   ============


















The accompanying notes are an integral part of these unaudited financial statements.

                             New Systems, Inc.
                      (A development stage company)
                      Notes to Financial Statements
                               (unaudited)


NOTE 1. ACCOUNTING POLICIES AND OTHER DISCLOSURES

The condensed financial statements included in this Form 10-QSB Report are unaudited have been prepared to provide information with respect to the interim three month periods ending March 31, 1999 and 1998, at a time when the Issuer is in a development stage. These financial statements have also been prepared assuming that the Issuer will obtain adequate financing to continue as a going concern. Due to losses since its inception and inasmuch as the Issuer is currently not engaged in any revenue producing activities, such financing will most likely be obtained through the issuance of its equity securities. The Issuer currently has 250,000,000 million shares of common stock authorized for issuance of which 1,000,002 shares are issued and outstanding. The issuance of any additional shares of common stock will result in a decrease in the percentage ownership which current shareholders have in the Issuer.

The Issuer is seeking to enter into a reorganization or merger with a business venture or a business entity which is currently successful or has the potential to be successful. The Issuer can give no assurance that such a business venture, entity or opportunity can be located. If the Issuer should be successful in this endeavor, the consummation of such a transaction, either though a merger or other type of reorganization would in all probability require additional shares of common stock be issued. Such a transaction would therefore further decreasing the present shareholders' percentage interest in the Issuer.

The Issuer's report on Form 10-KSB for the year ended December 31, 1998, contains financial statements which have been audited by an independent certified public accounting firm and their report on the Issuer's financial statements in contained therein. Additional information regarding the Issuer's activities since its inception, the accounting policies followed by the Issuer and other pertinent financial disclosures are contained in the footnotes accompanying those audited financial statements. The unaudited financial statements of which these footnotes are an integral part, have been prepared in conformity with generally accepted accounting principles for the interim periods presented and in accordance with rules and regulations of the Securities and Exchange Commission.