Form 10QSB
period 1999-06-30
NEW SYSTEMS INC
filed 1999-08-16
CIK 831659

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1999                  Commission File No 33-21085


                                NEW SYSTEMS, INC.


Incorporated in the State of Nevada                           IRS No. 87-0454377


                               5 Clancy Lane South
                         Rancho Mirage, California 92270
                                  (760)346-5961


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

              Common Stock, $.001 par value 1,200,002 shares issued
                       and outstanding as of June 30, 1999

PART I - FINANCIAL INFORMATION

                                      INDEX

                                                                            Page
                                                                            ----
Part I. Financial Information

     Item 1. Financial Statements

          a) Balance Sheets as of June 30, 1999 and June 30, 1998............ 2

          b) Income Statements for the three and six months ended
             June 30, 1999................................................... 3

          c) Statement of Cash Flows for the periods ended June 30, 1999 and June 30, 1998............................................... 4

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Result of Operations........................................ 5

Part II. Other Information

     Item 2. Changes in Securities and Use of Proceeds....................... 7

     Item 6. Exhibits and Reports on Form 8-K................................ 7

Signature.................................................................... 7

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                New Systems, Inc.
                                  Balance Sheet
                                  June 30, 1999
                                   (unaudited)

                                     ASSETS


Current Assets:
     Cash in bank                                                     $   9,581
                                                                      ---------
         Total Current Assets                                         $   9,581
                                                                      ---------
Total Assets                                                          $   9,581
                                                                      =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Liabilities:
     Current liabilities                                                      0
                                                                      ---------
Total Liabilities                                                             0
                                                                      ---------
Stockholder's Equity:
     Common Stock                                                     $   1,200
     Additional paid-in capital                                       $ 412,527
     Deficit accumulated during development stage                     $(404,146)
                                                                      ---------
Total Liability and Stockholders' equity                              $   9,581
                                                                      =========


                   The accompanying notes are an integral part
                     of these unaudited financial statements

                                New Systems, Inc.
                            Statements of Operations
                                   (unaudited)

                                                                          Cumulative from
                                                  For the Quarter        December 10, 1987
                                                ended June, 30, 1999    (Date of Inception)
                                              ------------------------   through June 30,
                                                 1999          1998            1999
                                              ----------    ----------      ---------
General and Administrative Expenses           $   10,419    $        0      $ 249,005
Loss from continued operations                   (10,419)            0       (249,005)
Discontinued operations
  Loss from prior business discontinued                0             0       (349,672)
  Gain from disposal of prior business                 0             0        173,766
                                              ----------    ----------      ---------
Loss before extraordinary gain                   (10,419)            0       (424,911)
Extraordinary gain from forgiveness of debt            0             0         10,346
                                              ----------    ----------      ---------
Net Loss                                      $  (10,419)   $        0      $(414,565)
                                              ==========    ==========      =========

Basic and diluted loss per share
  Continued operations                        $    (0.01)   $        0      $   (0.48)
  Discontinued operations                              0             0          (0.34)
  Extraordinary gain                                   0             0           0.02
                                              ----------    ----------      ---------
Net loss per share                            $    (0.01)   $        0      $    (.80)
                                              ==========    ==========      =========
Weighted average common shares used in
 per share calculation                         1,200,002     1,000,002        516,445
                                              ==========    ==========      =========

                   The accompanying notes are an integral part
                    of these unaudited financial statements

                                New Systems, Inc.
                             Statement of Cash Flows
                                   (unaudited)

                                                                         Cumulative from
                                                 For the Quarter        December 10, 1987
                                               ended June, 30, 1999    (Date of Inception)
                                             ------------------------   through June 30,
                                                1999          1998            1999
                                             ----------    ----------      ---------
Cash flow from operating activities:
  Net loss                                    $ (10,419)     $       0     $(414,565)
  Adjustments for:
   Changes in current assets and
     liabilities                                      0              0     $  11,635
   Other items                                        0              0     $ 153,414
                                              ---------      ---------     ---------
Net cash flow used by operating activities      (10,149)             0      (249,516)
                                              ---------      ---------     ---------
Net cash flow from investing activities               0              0       (46,015)
                                              ---------      ---------     ---------
Net cash flow from financing activities          20,000              0       305,112
                                              ---------      ---------     ---------
Net decrease in cash                              9,581              0         9,581
Cash at beginning of period                           0              0             0
                                              ---------      ---------     ---------
Cash at end of period                             9,581              0         9,581
                                              =========      =========     =========

                   The accompanying notes are an integral part
                    of these unaudited financial statements

                                New Systems, Inc.
                          Notes to Financial Statements
                                   (unaudited)

NOTE 1.  ACCOUNTING POLICIES AND OTHER DISCLOSURES

The condensed financial statements included in this Form 10-QSB Report are unaudited and have been prepared to provide information with respect to the interim three month periods ending June 30, 1999 and 1998, at a time when the Issuer is in a development stage. These financial statements have also been prepared assuming that the Issuer will obtain adequate financing to continue as a going concern. Due to losses since its inception and inasmuch as the Issuer is currently not engaged in any revenue producing activities, such financing will most likely be obtained through the issuance of its equity securities. The Issuer currently has 250,000,000 shares of common stock authorized for issuance of which 1,200,002 shares are issued and outstanding. The issuance of any additional shares of common stock will result in a decrease in the percentage ownership which current shareholders have in the Issuer.

The Issuer is seeking to enter into a reorganization or merger with a business venture or a business entity which is currently or has the potential to be successful. The Issuer can give no assurance that such a business venture, entity or opportunity can be located. If the Issuer should be successful in this endeavor, the consummation of such transaction, either through a merger or other type of reorganization would in all probability require that additional shares of common stock be issued. Such a transaction would therefore further decrease the present stockholder' percentage interest in the Issuer.

The Issuer's report on Form 10-KSB for the year ended December 31, 1998, contains financial statements which have been audited by an independent certified public accounting firm and their report on the Issuers financial statements is contained therein. Additional information regarding the Issuer's activities since inception, the accounting policies followed by the Issuer and other pertinent financial disclosures are contained in the footnotes accompanying the audited financial statements. The unaudited financial statements of which these footnotes are an integral part, have been prepared in conformity with generally accepted accounting principles for the interim periods presented and in accordance with the rules and regulations of the Securities and Exchange Commission.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The Issuer is not currently engaged in any business operations but is seeking to find a suitable business to acquire or an entity with which it can enter into a reorganization or merger. The form of reorganization will not be determined until a suitable business opportunity is presented. The Issuer has very limited financial resources and therefore, management is relying on its association with KM Financial, Inc. to provide the Issuer with sufficient financial resources to continue its search for an entity or business which the Issuer can acquire or enter into a reorganization. Management is also relying on KM Financial, Inc. to provide introductions to individuals who may be influential in locating a business or entity interested in being acquired or reorganizing with the Issuer. The Issuer intends to take advantage of any reasonable business proposal presented which management believes will provide the Issuer and its stockholders with a viable business opportunity. The board of directors will make the final decision in determining whether to complete any acquisition or reorganization unless otherwise required by applicable law, the articles of incorporation, its bylaws or by contract. Consequently, stockholders' approval of any acquisition or reorganization may not be sought unless required as heretofore stated.

The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial time and attention from management. Such an investigation will also result in the Issuer incurring expenses for the payment of accountants, attorneys, and possibly others involved in such an inquiry. If a decision is made not to consummate, participate or complete the acquisition of such a business opportunity any expenses incurred will not be recoverable. Furthermore, there can be no assurance that the Issuer's participation in any business opportunity will ultimately be successful.

Management is not able to determine the amount of time or the resources that will be necessary to locate, investigate and possibly acquire or merge with a business prospect. If and when the Issuer locates a business opportunity and if such opportunity results in the completion of the intended transaction, there can be no assurance that after the transaction is completed the Issuer will have profitable operations. The possibility also exists that the Issuer will never be able to acquire, regardless of the form or manner of such intended acquisition, an interest in any business prospects, products or opportunities.

Management will give consideration and assess the potential profitability and the adequacy of the working capital of any business operations which the Issuer may investigate and possibly acquire. The foregoing considerations are only some of factors which management will utilize in determining the terms and conditions under which the Issuer would consummate any acquisition or reorganization. Potential business opportunities, no matter which form they may take, will, more likely than not, result in substantial dilution for the Issuer's shareholders due to the need for the issuance of additional shares of the Issuer's common stock to acquire a business opportunity.

LIQUIDITY, CAPITAL RESOURCES AND RESULTS OF OPERATIONS

As of June 30, 1999, the Issuer had $9,581 in cash in the bank. Such amount will provide working capital for only the next six months depending upon the level of activity with regard to the investigation and consummation of a business opportunity. Following this period, the Issuer is seriously considering the issuance of additional shares of its common stock in order to obtain operating capital. The issuance of additional shares of its common stock will result in an immediate dilution in the percentage ownership that existing shareholders have in the Issuer. As a result of the Issuer's association with KM Financial, Inc., management believes that additional financing will be obtained in amounts sufficient to meet the Issuer's incidental ongoing expenses which are primarily associated with maintaining its corporate status and maintaining its reporting obligations to the Securities and Exchange Commission. Such expenses have been and will in the future be categorized as general and administrative expenses.

Any working capital obtained in the future will be used to prepare and file all future reports, as required by the Securities and Exchange Commission, for at least a one year period of time. During the corresponding period of the prior year, ending June 30, 1998, the Issuer was not engaged in the preparation of any of the reports mentioned herein nor in any other activities. Consequently, no meaningful comparison between the two quarterly periods ending June 30, 1999 and 1998 and the subsequent quarterly period would be meaningful.

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

PART II - OTHER INFORMATION

ITEM 1. CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 26, 1999, the Issuer sold 200,000 shares of its Common Stock to KM Financial, Inc. for $20,000 or $.10 per share. Of such amount, $10,419 was used to keep the Issuer current in its filings with the Securities and Exchange Commission, to pay its transfer agent and for various expenses related to the promotion of the Issuer as a candidate for a business reorganization.

ITEM 2. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Index of Exhibits

          Exhibit 11 - Computation of per share earnings
                    1. Included as a part of the financial statements
                       described in Part I of this Report

          Exhibit 27 - Financial Data Schedule
                    1. Included in EDGAR submission

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW SYSTEMS, INC.

/s/ Lloyd T. Rochford
----------------------------
Chief Executive Officer
Chief Financial Officer
Date: August 16, 1999