Form 10QSB
period 1999-09-30
NEW SYSTEMS INC
filed 1999-11-15
CIK 831659

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED SEPTEMBER 30, 1999             COMMISSION FILE NO 33-21085


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

                               Yes (X)     No ( )

              Common Stock, $.001 par value 1,200,002 shares issued
                    and outstanding as of September 30, 1999

PART I - FINANCIAL INFORMATION

                                      INDEX

                                                                            Page
                                                                            ----
Part I. Financial Information

     Item 1. Financial Statements

         a)  Balance Sheets as of September 30, 1999 and
             September 30, 1998.............................................   2

         b)  Income Statements for the three and six months
             ended September 30, 1999.......................................   3

         c)  Statement of Cash Flows for the periods ended
             September 30, 1999 and September 30, 1998......................   4

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Result of Operations.............................   5

Part II. Other Information

     Item 2. Changes in Securities and Use of Proceeds......................   7

     Item 6. Exhibits and Reports on Form 8-K...............................   7

Signature...................................................................   7

                          Part I. Financial Information

Item 1. Financial Statements

                                NEW SYSTEMS, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 1999
                                   (unaudited)


                                     ASSETS

Current Assets:
  Cash in bank                                                        $   5,117
                                                                      ---------
      Total Current Assets                                            $   5,117
                                                                      ---------
Total Assets                                                          $   5,117
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Current liabilities                                                         0
                                                                      ---------
Total Liabilities                                                             0
                                                                      ---------
Stockholder's Equity:
  Common Stock                                                        $   1,200
  Additional paid-in capital                                          $ 412,527
  Deficit accumulated during development stage                        $(408,610)
                                                                      ---------
Total Liability and Stockholders' equity                              $   5,117
                                                                      =========

              The accompanying notes are an integral part of these
                         unaudited financial statements

                                NEW SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                       Cumulative from
                                                                      December 10, 1987
                                            For the Quarter ended    (Date of Inception)
                                             September 30, 1999            through
                                          -------------------------      September 30,
                                             1999          1998             1999
                                          -----------   -----------      -----------
General and Administrative Expenses       $     4,464   $         0      $   253,469
Loss from continued operations                 (4,464)            0         (253,469)
Discontinued operations
  Loss from prior business discontinued             0             0         (349,672)
  Gain from disposal of prior business              0             0          173,766
                                          -----------   -----------      -----------
Loss before extraordinary gain                 (4,464)            0         (429,375)
Extraordinary gain from
  forgiveness of debt                               0             0           10,346
                                          -----------   -----------      -----------
Net Loss                                  $    (4,464)  $         0      $  (419,029)
                                          ===========   ===========      ===========
Basic and diluted loss per share
  Continued operations                    $         0   $         0      $     (0.48)
  Discontinued operations                           0             0            (0.33)
  Extraordinary gain                                0             0             0.02
                                          -----------   -----------      -----------
Net loss per share                        $         0   $         0      $     (0.79)
                                          ===========   ===========      ===========
Weighted average common shares
  used in per share calculation             1,200,002     1,000,002          529,848
                                          ===========   ===========      ===========

              The accompanying notes are an integral part of these
                         unaudited financial statements

                                NEW SYSTEMS, INC.
                             STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                                            Cumulative from
                                                                           December 10, 1987
                                                  For the Quarter ended   (Date of Inception)
                                                    September 30, 1999          through
                                                  ----------------------     September 30,
                                                    1999         1998            1999
                                                  ---------    ---------       ---------
Cash flow from operating activities:
  Net loss                                        $  (4,464)   $       0       $(419,029)
  Adjustments for:
      Changes in current assets and liabilities           0            0       $  11,635
      Other items                                         0            0       $ 153,414
                                                  ---------    ---------       ---------
Net cash flow used by operating activities           (4,464)           0        (253,980)
                                                  ---------    ---------       ---------
Net cash flow from investing activities                   0            0         (46,015)
                                                  ---------    ---------       ---------
Net cash flow from financing activities                   0            0         305,112
                                                  ---------    ---------       ---------
Net decrease in cash                                 (4,464)           0           4,464
Cash at beginning of period                           9,581            0           9,581
                                                  ---------    ---------       ---------
Cash at end of period                                 5,117            0           5,117
                                                  =========    =========       =========

              The accompanying notes are an integral part of these
                         unaudited financial statements

                                NEW SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1. ACCOUNTING POLICIES AND OTHER DISCLOSURES

The condensed financial statements included in this Form 10-QSB Report are unaudited and have been prepared to provide information with respect to the interim three month periods ending September 30, 1999 and 1998, at a time when the Issuer is in a development stage. These financial statements have also been prepared assuming that the Issuer will obtain adequate financing to continue as a going concern. Due to losses since its inception and inasmuch as the Issuer is currently not engaged in any revenue producing activities, such financing will most likely be obtained through the issuance of its equity securities. The Issuer currently has 250,000,000 shares of common stock authorized for issuance of which 1,200,002 shares are issued and outstanding. The issuance of any additional shares of common stock will result in a decrease in the percentage ownership which current shareholders have in the Issuer.

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

LIQUIDITY, CAPITAL RESOURCES AND RESULTS OF OPERATIONS

As of September 30, 1999, the Issuer had $5,117 in cash in the bank. Such amount will provide working capital for only the next six months depending upon the level of activity with regard to the investigation and consummation of a business opportunity. Following this period, the Issuer is considering the issuance of additional shares of its common stock in order to obtain operating capital. The issuance of additional shares of its common stock will result in an immediate dilution in the percentage ownership that existing shareholders have in the Issuer. As a result of the Issuer's association with KM Financial, Inc., management believes that additional financing will be obtained in amounts sufficient to meet the Issuer's incidental ongoing expenses which are primarily associated with maintaining its corporate status and maintaining its reporting obligations to the Securities and Exchange Commission. Such expenses have been and will in the future be categorized as general and administrative expenses.

Any working capital obtained in the future will be used to prepare and file all future reports, as required by the Securities and Exchange Commission, for at least a one year period of time. During the corresponding period of the prior year, ending September 30, 1998, the Issuer was not engaged in the preparation of any of the reports mentioned herein nor in any other activities. Consequently, no meaningful comparison between the two quarterly periods ending September 30, 1999 and 1998 and the subsequent quarterly period would be meaningful.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

NEW SYSTEMS, INC.

/s/ LLOYD T. ROCHFORD
--------------------------
Chief Executive Officer
Chief Financial Officer
Date: November 15, 1999