Form 10KSB
period 1999-12-31
NEW SYSTEMS INC
filed 2000-03-30
CIK 831659

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from_________ to__________

                        Commission File Number: 33-21085


                                NEW SYSTEMS, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

            NEVADA                                               87-0454377
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                               5 Clancy Lane South
                         Rancho Mirage, California 92270
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (760) 346-5961
                           ---------------------------
                           (Issuer's telephone number)

      Securities registered under Section 12(b) of the Exchange Act: None

                Name of each exchange on which registered: None

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.001 par value

Check whether the issuer [1] filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports], and [21 has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $ 0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $ 0.00

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 28, 1999 - 1,200,002 shares of common stock

               Transitional Small Business Disclosure Format: No

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

In order to provide the possibility of such a change, the Company's stockholders voted on April 28, 1989, to adopt resolutions which had the following effect on the Company and its stockholders: 1] Certain stockholders of the Company contributed a total of 7,800,000 shares of the Company's common stock previously purchased by them, back to the Company for cancellation. In exchange, these stockholders received shares of CSH's common stock, which effectively reduced the Company's 100% ownership interest in CSH; 2] The Company's shares of common stock, representing its remaining ownership interest in CSH was placed into escrow with the intent to distribute the CSH common stock to the Company's stockholders upon a registration statement relative to those shares of common stock being declared effective by the SEC; 3] The Company's Articles of Incorporation were amended to increase the authorized number of shares of common stock to 250,000,000; and 4] The Company's former president during the Company's IP0, Denny Nestripke, was retained as a consultant to the Company for the purpose of providing an office location for the Company and to assist the Company with respect to matters relating to its publicly held ownership.

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

ACTIVITIES SUBSEQUENT TO CSH

The Company did not engage in any business activities other than the operation of its subsidiary, CSH, from the time it acquired CSH through the end of 1991. Subsequent thereto several proposed reorganizations involving the Company were reviewed by then existing management; however, it was determined that none of the proposals presented would provide a realistic opportunity for the Company to become a viable operating entity. By the end of 1991 the Company's common stock had ceased to actively trade on the over-the-counter market and the Company's board of directors, elected at the aforementioned April, 1989 meeting, didn't have any clear direction as to what business activities the Company should pursue. During this two year period, active participation from the elected directors diminished and they resigned from their positions as directors.

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

By consent resolution of a majority of the Company's stockholders, approval for the following action became effective March 2, 1999: a) Mr. Lloyd T. Rochford was elected as a director of the Company; b) the Company's name was changed to New Systems, Inc. ("New Systems"); c) a reverse split of the Company's outstanding common stock on the basis of one share of New Systems to be issued for each 250 shares of the Company's common stock outstanding prior thereto.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company does not own or lease any business property. The Company maintains a mailing address and telephone at the office of Mr. Lloyd T. Rochford, the Company's sole director and officer. The Company is not charged any fee or other cost by Mr. Rochford for the office space.

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

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION, HOLDERS AND DIVIDENDS

The following information is current as of March 28, 2000. There is not a public trading market for the Company's common stock, nor has there been a public trading market during the past two fiscal years ending December 31, 1999. The Company has 1,200,002 shares of common stock issued and outstanding. There are no outstanding options or warrants to purchase, or securities convertible into, the Company's common stock. Of the 1,200,002 shares of common stock issued and outstanding, 614,000 shares are restricted securities which are available for resale pursuant to Rule 144 of the Securities Act of 1933. As of March 28, 2000, the Company had 120 shareholders of record. Since its inception, the Company has not paid any dividends and it is not anticipated that the Company will pay any dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

The following information is being provided with respect to all securities that the Company sold during the period covered by this report without registering such securities under the Securities Act. Any references made herein to the number of shares of the Company's common stock have taken into account a reverse split of the Company's common stock which took effect on March 2, 1999. This reverse split resulted in one share of the Company's Common Stock being exchanged for every 250 shares of currently outstanding shares.

On April 16, 1999, the Issuer sold 200,000 shares of its common stock to KM Financial, Inc. for $20,000 or $.10 per share. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

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

The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and will require the Company to incur costs for payment of accountants, attorneys, and others. If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation will not be recoverable. Further, even if an agreement is reached for the participation in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in the loss to the Company of all related costs incurred.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1999, the Company had $1,047 in assets and liabilities amounting to $13,991. The Company has only incidental ongoing expenses primarily associated with evaluating potential merger or acquisition candidates, maintaining its corporate status and maintaining the Company's reporting obligations to the Securities and Exchange Commission. For the twelve months ended December 31, 1999, the Company's principal expenses were related to such general and administrative expenses and amounted to $34,834. The Company received no revenue during each of its fiscal years ended December 31, 1998 and 1999.

Since its inception, the Company has not been profitable and has used all of the monies raised in its initial public offering, and it is unlikely that any revenue will be generated until the Company locates a business opportunity to acquire or merge. Management of the Company will be investigating various business opportunities which may cost the Company not only out of pocket expenses for its management but also expenses associated with legal and accounting cost. There can be no guarantee that the Company will receive any benefits from the efforts of management to locate business opportunities.

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

RESULTS OF OPERATIONS

The Company has not had any operations during the fiscal years ended December 31, 1998 and 1999. The Company's only operations since the closing of CSH have involved the preliminary investigation of one or more potential business opportunities, none of which have come to fruition.

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

ITEM 7. FINANCIAL STATEMENTS

The financial statements as of December 31, 1999 and for each of the two years then ended, including the report of the Company's independent certified public accountant, follow the signature page hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

All information  given below is current as of March 28, 2000.

DIRECTORS AND EXECUTIVE OFFICERS

Listed below is the name of the Company's sole officer and director who was elected by a consent of the majority of the Company's stockholders effective as of March 2, 1999.

      Name                  Age       Positions, Offices, Term of Office
      ----                  ---       ----------------------------------
Lloyd T. Rochford            52       Director, President, Secretary, Treasurer
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

During the last fiscal year, Mr. Rochford failed to file a report on Form 3 in a timely manner. Mr. Rochford has not yet made this filing.

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

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

With respect to Mr. Rochford and KM, including its principals, during the past five years, no: a) bankruptcy petition has been filed by or against any business in which they were a general partner or executive officer or within the two years prior to that time; b) conviction which involved a criminal proceeding or a pending criminal proceeding; c) order, judgment, or decree having been entered by any court having competent jurisdiction which involved any type of business, securities or banking activities; and d)judgement in a civil action has been entered for violation of a federal or state securities or commodities law.

ITEM 10. EXECUTIVE COMPENSATION

The Company has not paid any cash compensation during the three year period ending December 31, 1999. When Mr. Rochford acknowledged his willingness to serve the Company as its director and sole officer, he received shares of the Company's common stock for accepting such positions. No formal agreement or contract was entered into and even though Mr. Rochford has indicated to serve the Company on an indefinite basis, Mr. Rochford is under no obligation to do so. Inasmuch as the Company's common stock was not listed on an exchange or quoted by a broker/dealer in the over-the-counter market, no value for the Company's common stock could readily be determined. Consequently, the par value of the Company's common stock was used to determine the fair market value. The following Summary Compensation Table reflects the foregoing items.

                                                            Long Term Compensation
                                                        -------------------------------
                              Annual Compensation              Awards           Payouts
                           ---------------------------  ---------------------   -------
                                              Non-Cash  Restricted   Options/    LTIP
Name & Position      Year  Salary    Bonus     Other      Stock        SARs     Payouts  All Other
---------------      ----  ------    -----     -----      -----        ----     -------  ---------
Lloyd T. Rochford    1999   $ -0-    $ -0-    $   -0-     $ -0-        None      $ -0-     $ -0-
C E O (present)      1998   $ -0-    $ -0-    $   -0-     $ -0-        None      $ -0-     $ -0-
                     1997   $ -0-    $ -0-    $73,848     $ -0-        None      $ -0-     $ -0-

Denny W. Nestripke   1999   $ -0-    $ -0-    $   -0-     $ -0-        None      $ -0-     $ -0-
C E O (past)         1998   $ -0-    $ -0-    $   -0-     $ -0-        None      $ -0-     $ -0-
                     1997   $ -0-    $ -0-    $   -0-     $ -0-        None      $ -0-     $ -0-

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information relative to the Company's common stock held by any person or any group known to the Company to be the beneficial owner of more than five percent of the Company's issued and outstanding common stock as of March --, 2000. This table has taken into account a reverse split of the Company's common stock which took effect on March 2, 1999. This reverse split resulted in one share of New Systems, Inc. being issued for 250 shares of Municipal Systems, Inc.

     Name and Address                         Shares Beneficially     Percent of
     of Beneficial Owner                             Owned              Class
     -------------------                             -----              -----

     Lloyd T. Rochford                              295,392              24.6%
     5 Clancy Lane South
     Rancho Mirage, CA 92270

     Stanley McCabe                                  60,296(1)            5.0%

     William Parsons                                279,008(2)           23.3%

     Directors and Officers as a group (1 person)   295,392              24.6%
                                                    -------             -----
----------
(1) Includes shares owned by Stanton Oil & Gas Ltd. of which Mr. McCabe's wife is the sole stockholder.
(2) Includes shares registered in the name of K M Financial, Inc.; Mr. Parsons's wife; and shares held by Mr. Parsons as a custodian.

CHANGES IN CONTROL

No arrangements currently exist which may result in a change of control of the Company. Furthermore, none of the individuals listed under either of the above two tables has any arrangement known to the Company which would allow them the right to acquire any additional shares of common stock within sixty days of March 28, 2000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 16, 1999, the Company sold 200,000 shares of its Common Stock to KM Financial, Inc. for $200,000 or $.10 per share. Mr. Parsons, a large shareholder of the Company, is a principal of KM Financial.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS.

     The following financial statements are included in this report:

         Report of Hansen Barnett and Maxwell, Certified
         Public Accountants                                                 F-1

         Balance Sheet as of December 31, 1999                              F-2

         Statements of Operations,
          for the fiscal years ended December 31, 1999, and 1998            F-3

         Statements of Stockholders' Equity
          for the years ended December 31, 1999, and 1998,
          and from inception                                                F-4

         Statements of Cash Flows
          for the fiscal years ended December 31, 1999,
          and 1998, and from inception                                      F-6

         Notes to Financial Statements                                      F-8

(a)(2) FINANCIAL STATEMENT SCHEDULES.

       The following financial statement schedules are included as part of this report:

                             [SEE EDGAR SUBMISSION]

(a)(3) EXHIBITS.

     The following exhibits are included as part of this report:

          Number 3: Initial Articles of Incorporation and Bylaws

          Incorporated by reference to the Registrant's registration statement on Form S-18, SEC File No. 33-21085

     EXHIBIT                       DOCUMENT                                NOTE
     -------                       --------                                ----
       2.1       Initial Articles of Incorporation                          (1)

       2.2       Articles of Incorporation as amended on April 5, 1989      (2)

       2.3       Certificate of Correction of Articles of Incorporation
                 as filed on March 22, 1999                                 (2)

       2.4       Bylaws                                                     (2)

       2.5       Amendment to Bylaws                                        (2)

       27.1      Financial Data Schedule                                    (3)

----------
(1) Incorporated by reference from the Registrant's Registration Statement on Form S-18, SE No. 33-21085.

(2) Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1998.

(3) Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed on February 9, 2000.

(b) REPORTS ON FORM 8-K.

     The Company did not file any reports on Form 8-K in its fourth quarter.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

NEW SYSTEMS, INC.



/s/ Lloyd T. Rochford
-----------------------------------------
Lloyd T. Rochford, President and Director
Principal Executive Officer

March 29, 2000

                    [LETTERHEAD OF HANSEN, BARNETT & MAXWELL]

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders
New Systems, Inc.


We have audited the accompanying balance sheet of New Systems, Inc.(a development stage enterprise) as of December 31, 1999 and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 1999 and 1998, and for the cumulative period from December 10, 1987 (date of inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Systems, Inc. as of December 31, 1999 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, and for the cumulative period from December 10, 1987 (date of inception) through December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's lack of operations and significant losses raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                       /s/ HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
January 13, 2000

                                NEW SYSTEMS, INC.
                                  BALANCE SHEET
                                DECEMBER 31,1999



                                     ASSETS
CURRENT ASSETS
  Cash ...........................................................    $   1,047
                                                                      ---------
      TOTAL CURRENT ASSETS .......................................        1,047
                                                                      ---------
TOTAL ASSETS .....................................................    $   1,047
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accrued liabilities ............................................    $  13,991
                                                                      ---------
      TOTAL CURRENT LIABILITIES ..................................       13,991
                                                                      ---------
STOCKHOLDERS' EQUITY
  Common stock - $0.001 par value; 250,000,000 shares
    authorized; 1,200,002 shares issued and outstanding ..........        1,200
  Additional paid-in capital .....................................      422,946
  Deficit accumulated during the development stage ...............     (437,090)
                                                                      ---------
      TOTAL STOCKHOLDERS' EQUITY .................................      (12,944)
                                                                      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ......................    $   1,047
                                                                      =========

                                NEW SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS


                                                                                     Cumulative From
                                                         For the Years Ended        December 10, 1987
                                                             December 31,          (Date of Inception)
                                                      ----------------------------       Through
                                                         1999             1998      December 31, 1999
                                                      -----------      -----------     -----------
GENERAL AND ADMINISTRATIVE EXPENSE ..............     $   34,834      $    8,360        $ 271,530
                                                      ----------      ----------        ---------
LOSS FROM CONTINUING OPERATIONS .................        (34,834)         (8,360)        (271,530)

DISCONTINUED OPERATIONS
  Loss from operation of discontinued CSH
    software business ...........................             --              --         (349,672)
  Gain from disposal of CSH software business....             --              --          173,766
                                                      ----------      ----------        ---------
LOSS BEFORE EXTRAORDINARY GAIN ..................        (34,834)         (8,360)        (412,602)

EXTRAORDINARY GAIN FROM FORGIVENESS OF DEBT......             --              --           10,346
                                                      ----------      ----------        ---------
NET LOSS ........................................     $  (34,834)     $   (8,360)       $(437,090)
                                                      ==========      ==========        =========
BASIC AND DILUTED LOSS PER SHARE
  Continuing operations .........................     $    (0.03)     $    (0.01)       $   (0.63)
  Discontinued operations .......................             --              --            (0.41)
  Extraordinary gain ............................             --              --             0.02
                                                      ----------      ----------        ---------
  NET LOSS ......................................     $    (0.03)     $    (0.01)       $   (1.01)
                                                      ==========      ==========        =========
WEIGHTED AVERAGE COMMON SHARES USED IN PER
SHARE CALCULATIONS ..............................      1,120,000       1,000,000          433,885
                                                      ==========      ==========        =========

                                NEW SYSTEMS, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                     Deficit
                                                                                   Accumulated
                                                       Common Stock    Additional  During the    Receivable      Total
                                                  -------------------   Paid-in    Development      From      Stockholders'
                                                  Shares       Amount   Capital       Stage      Shareholder     Equity
                                                  ------       ------   -------       -----      -----------     ------
BALANCE, DECEMBER 10, 1987 (Date of
 Inception) ...................................         --   $   --    $      --    $      --      $    --     $      --
Issuance for cash, December 1987,
 $3.61 per share ..............................      7,200        7       25,993           --           --        26,000
Cash distribution to shareholder,
 January 1988 .................................         --       --      (21,000)          --           --       (21,000)
Issuance upon exercise of stock
 option for cash, October 1588,
 $3.13 per share                                     4,000        4       12,496           --           --        12,500
Shares returned in sale of 13% of CSH,
  April 1989, $3.75 per share .................    (30,400)     (30)    (113,970)          --           --      (114,000)

Issuance for cash:
 December 1987 through February 1988,
  $1.39 per share .............................     28,800       29       39,971           --           --        40,000
 January 1988, $0.42 per share ................     12,000       12        4,988           --           --         5,000
 October 1988, net of $76,954 offering
  costs, $4.65 per share ......................     48,000       48      222,998           --           --       223,046
 July 31, 1989, $0.25 per share ...............      3,200        3          797           --           --           800
 July @ 1, 1990, $0.25 per share ..............      9,600       10        2,390           --           --         2,400
 November 1, 1990, $0.25 per share ............     24,000       24        5,976           --           --         6,000
 July.31, 1991, $0.25 .........................      9,600       10        2,390           --           --         2,400
 July 31, 1992, $0.25 per share ...............      9,600       10        2,390           --           --         2,400
 December 31, 1992, $0.25 per share ...........      4,000        4          996           --           --         1,000
 December 31, 1993, $0.25 per share ...........      9,600       10        2,390           --           --         2,400
 December 31, 1994, $0.25 per share ...........      1,464        1          365           --           --           366

Issuance for service:
 July 31, 1989, $0.25 per share ...............     16,000       16        3,984           --           --         4,000
 July 31, 1990, $0.25 per share ...............     48,000       48       11,952           --           --        12,000
 November 1, 1990, $0.25 per share ............     40,000       40        9,960           --           --        10,000
 July 31, 1991, $0.25 per share ...............     48,000       48       11,952           --           --        12,000
 July 31, 1992, $0.25 per share ...............     48,000       48       11,952           --           --        12,000
 December 31, 1992, $0.25 per share ...........     20,000       20        4,980           --           --         5,000
 December 31, 1993, $0.25 per share ...........     48,000       48       11,952           --           --        12,000
 December 31, 1994, $0.25 per share ...........     48,000       48       11,952           --           --        12,000
 December 31, 1995, $0.25 per share ...........     48,000       48       11,952           --           --        12,000
 December 31, 1996, $0.25 per share ...........     48,000       48       11,952           --           --        12,000
 December 31, 1997, $0.25 per share ...........    422,400      422      105,178           --           --       105,600

Issuance for receivable from shareholder:
 December 31, 1994, $0.25 per share ...........      8,136        8        2,026           --       (2,034)           --
 December 31, 1995, $0.25 per share ...........      9,600        9        2,391           --       (2,400)           --
 December 31, 1996, $0.25 per share ...........      7,200        7        1,793           --       (1,800)           --
 Net loss for the period from December 10,
  1987 through December 31, 1997...............         --       --           --     (393,896)          --      (393,896)
                                                 ---------   ------    ---------    ---------      -------     ---------
BALANCE, DECEMBER 31, 1997 ....................  1,000,000   $1,000    $ 403,146    $(393,896)     $(6,234)    $   4,016
                                                 =========   ======    =========    =========      =======     =========

                                                                     (Continued)

                                NEW SYSTEMS, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (CONTINUED)


                                                                                     Deficit
                                                                                   Accumulated
                                                       Common Stock    Additional  During the    Receivable      Total
                                                  -------------------   Paid-in    Development      From      Stockholders'
                                                  Shares       Amount   Capital       Stage      Shareholder     Equity
                                                  ------       ------   -------       -----      -----------     ------

BALANCE, DECEMBER 31, 1997 ...............      1,000,000      $1,000   $ 403,146   $(393,896)     $(6,234)     $  4,016

Net advances to shareholder ..............             --          --          --          --         (152)         (152)

Compensation for services paid with
 receivable from shareholder,
 December 31, 1998........................             --          --          --          --        6,386         6,386

Net loss for the year ended
 December 31, 1998 .......................             --          --          --      (8,360)          --        (8,360)
                                                ---------      ------   ---------   ---------      -------      --------
BALANCE, DECEMBER 31, 1998 ...............      1,000,000      $1,000   $ 403,146   $(402,256)     $    --      $  1,890

Issuance for cash, April 16, 1999,
 $0.10 per share .........................        200,002         200      19,800          --           --        20,000

Net loss for the year ended
 December 31, 1999 .......................             --          --          --     (34,834)          --       (34,834)
                                                ---------      ------   ---------   ---------      -------      --------
BALANCE, DECEMBER 31, 1999 ...............      1,200,002      $1,200   $ 422,946   $(437,090)     $    --      $(12,944)
                                                =========      ======   =========   =========      =======      ========

                                NEW SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                         Cumulative From
                                                              For the Years Ended       December 10, 1987
                                                                  December 31,         (Date of Inception)
                                                             ------------------------        Through
                                                               1999           1998      December 31, 1999
                                                             ---------      ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net, loss ............................................     $ (34,834)     $  (8,360)      $(437,090)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
   Compensation paid with common stock ..................           --             --         208,600
   Compensation paid with furniture and equipment .......           --             --           6,471
   Compensation paid with stock of subsidiary ...........           --             --         129,000
   Compensation paid by reduction of receivable .........           --          6,240           6,240
   Depreciation .........................................           --             --          15,778
   Purchased research and development ...................           --             --          90,000
   Amortization of goodwill .............................           --             --          56,442
   Amortization of debt discount ........................           --             --           5,650
  Changes in assets and liabilities, net of effects
   from acquisition of CSH Corporation:
   Accounts receivable .................................            --             --           4,941
   Inventory ...........................................            --             --           2,941
   Accounts payable and accrued liabilities ............        13,686            305          17,744
  Minority interest in loss of subsidiary ..............            --             --         (64,441)
  Gain from sale of interest in subsidiary .............            --             --        (116,214)
  Gain from disposal of discontinued operations ........            --             --        (173,766)
  Extraordinary gain from forgiveness of debt ..........            --             --         (10,346)
                                                             ---------      ---------       ---------
      NET CASH USED BY OPERATING ACTIVITIES ............       (21,148)        (1,815)       (258,050)
                                                             ---------      ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of furniture and equipment ..................            --             --         (20,015)
  Purchase of CSH Corporation ..........................            --             --         (26,000)
                                                             ---------      ---------       ---------
      NET CASH USED BY INVESTING ACTIVITIES ............            --             --         (46,015)
                                                             ---------      ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock ...............        20,000             --         403,411
  Stock issuance costs paid ............................            --             --         (76,954)
  Distribution to shareholder ..........................            --             --         (21,000)
  Proceeds from subsidiary issuance of common stock ....            --             --          54,800
  Proceeds from borrowing ..............................            --             --          15,560
  Principal payments on notes payable and obligations ..            --             --         (76,060)
  Proceeds from borrowing from related parties .........            --             --          87,016
  Principal payments on notes payable to related parties            --             --         (81,661)
                                                             ---------      ---------       ---------
      NET CASH PROVIDED BY FINANCING ACTIVITIES ........        20,000             --         305,112
                                                             ---------      ---------       ---------
NET INCREASE (DECREASE) IN CASH ........................        (1,148)        (1,815)          1,047
CASH AT BEGINNING OF PERIOD ............................         2,195          4,010              --
                                                             ---------      ---------       ---------
CASH AT END OF PERIOD ..................................     $   1,047      $   2,195       $   1,047
                                                             =========      =========       =========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
  Cash paid for interest ...............................     $      --      $      --       $   3,483
                                                             =========      =========       =========

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

The  acquisition   transactions  were  accounted  for  as  a  purchase  business combination with Systems considered the acquiring entity since the CSH shareholders received cash and only a minority interest in Systems from the exercise of the stock option. As explained above, on October 31, 1988, CSH became a wholly-owned subsidiary of Systems. From December 23, 1987 to October 31, 1988, Systems owned 25% of the outstanding conunon stock of CSH. Since control of the business was obtained on a step-by-step basis, generally accepted accounting principles required the transaction be accounted for retroactively as the acquisition of 100% of CSH on December 23, 1987. To accomplish that requirement, the October 31, 1988 payment of $74,000 was discounted to $68,350 on December 23, 1987 using a 10% discount rate and resulted in a total purchase price of $94,350. The purchase price was allocated to the assets acquired and liabilities assumed based upon their fair values. The main assets acquired were computer software, with a nominal fair value, and in-process research and development with a fair value of $90,000, which was charged to operations at the acquisition date. The excess of the purchase price was $288 which was allocated to goodwill and was expensed at the acquisition date due to its immateriality.

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

                                NEW SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

BASIS OF PRESENTATION - The Company has no operations and has accumulated losses since inception of $437,090. This situation raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the amount and classification of liabilities that might result from the outcome of this uncertainty. Management is currently seeking one or more potential business ventures through acquiring or merging with a company with viable operations.

BASIC AND DILUTED LOSS PER COMMON SHARE - In 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE. Under SFAS 128, loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period.

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

NOTE 3 - STOCKHOLDERS'EQUITY

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

In April 1999, the Company issued 200,002 shares of stock for proceeds of $20,000 or $0.10 per share.

                                NEW SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - INCOME TAXES

The Company has paid no federal or state income taxes for any period. The tax effect of the temporary difference that gave rise to the deferred tax asset at December 31, 1999, is as follows:

     Operating loss carry forward                                $ 437,090
     Valuation allowance                                          (437,090)
                                                                 ---------

     TOTAL DEFERRED TAX ASSETS                                   $      --
                                                                 =========

In 1999 and 1998, the valuation allowance increased by $12,994 and $3,117, respectively. As of December 31, 1999, the Company had net operating loss carry forwards for federal income tax reporting purposes of $437,090 which, if unused, will expire from 2002 through 2015.

The following is a reconciliation of the income tax computed using the federal statutory rate to the provision for income taxes:

                                                         1999            1998
                                                       ---------      ---------
     Tax at federal statutory rate (34%)               $ (11,844)     $  (2,842)
     State benefit, net of federal benefit                (1,150)          (275)
     Change in valuation allowance                        12,994          3,117
                                                       ---------      ---------

     PROVISION FOR INCOME TAXES                        $      --      $      --
                                                       =========      =========