Form 10QSB
period 2000-03-31
NEW SYSTEMS INC
filed 2000-05-15
CIK 831659

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED MARCH 31, 2000                 COMMISSION FILE NO 33-21085


                                NEW SYSTEMS, INC.


Incorporated in the State of Nevada                           IRS No. 87-0454377


                               5 Clancy Lane South
                         Rancho Mirage, California 92270
                                 (760) 346-5961

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, or for such shorter period that the registrant was required to file such report, and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

              Common Stock, $.001 par value 1,200,002 shares issued
                      and outstanding as of April 28, 2000

PART I - FINANCIAL INFORMATION
                                      INDEX

                                                                            Page
Part I. Financial Information

  Item 1. Financial Statements

       a) Balance Sheet as of March 31, 2000                                   2

       b) Income Statements for the three month periods ended
          March 31, 2000 and 1999.                                             3

       c) Statement of Cash Flows for the periods ended
          March 31, 2000 and 1999.                                             4

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Result of Operations                                   5

Part II. Other Information

  Item 6. Exhibits and Reports on Form 8-K                                     7

Signature                                                                      8

                          Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

                                New Systems. Inc.
                                  Balance Sheet
                                 March 31, 2000
                                  (unaudited)

                                     ASSETS

Current Assets:

   Cash in bank                                                       $   1,017
                                                                      ---------

      Total Current Assets                                            $   1,017
                                                                      ---------

Total Assets                                                          $   1,017
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:

      Total Current liabilities                                       $  20,314
                                                                      ---------

Total Liabilities                                                     $  20,314
                                                                      ---------

Stockholder's Equity:

  Common Stock                                                        $   1,200

  Additional paid-in capital                                          $ 422,946

  Deficit accumulated during development stage                        $(443,443)
                                                                      ---------

      Total Stockholders' Equity                                      $ (19,297)
                                                                      ---------

Total Liability and Stockholders' equity                              $   1,017
                                                                      =========

              The accompanying notes are an integral part of these
                         unaudited financial statements

                                New Systems, Inc.
                            Statements of Operations
                                  (unaudited)

                                                                               Cumulative from
                                                 For the Quarter ended        December 10, 1987
                                                       March 31,             (Date of Inception)
                                               ---------------------------        Through
                                                  2000            1999         March 31, 2000
                                               -----------     -----------     --------------
General and Administrative Expenses            $     6,353     $     1,890        $ 277,883
                                               -----------     -----------        ---------

Loss from continued operations                      (6,353)         (1,890)        (277,883)

Discontinued operations

  Loss from prior business discontinued                  0               0         (349,672)

  Gain from disposal of prior business                   0               0          173,766
                                               -----------     -----------        ---------

Loss before extraordinary gain                      (6,353)         (1,890)        (453,789)

Extraordinary gain from forgiveness of debt              0               0           10,346
                                               -----------     -----------        ---------

Net Loss                                       $    (6,353)    $    (1,890)       $(443,443)
                                               ===========     ===========        =========

Basic and diluted loss per share

  Continued operation                          $     (0.01)    $         0        $   (0.63)

  Discontinued operations                                0               0            (0.40)

  Extraordinary gain                                     0               0             0.02
                                               -----------     -----------        ---------

Net loss per share                             $     (0.01)    $         0        $   (1.00)
                                               ===========     ===========        =========

Weighted average common shares used in
  per share calculation                          1,200,002       1,000,000          444,000
                                               ===========     ===========        =========

              The accompanying notes are an integral part of these
                         unaudited financial statements

                                New Systems, Inc.
                             Statement of Cash Flows
                                   (unaudited)

                                                                               Cumulative from
                                                 For the Quarter ended        December 10, 1987
                                                       March 31,             (Date of Inception)
                                               ---------------------------        Through
                                                  2000            1999         March 31, 2000
                                               -----------     -----------     --------------

Cash flow from operating activities:

 Net loss                                         $(6,353)      $(1,890)          $(443,443)

 Adjustments for:

   Changes in current assets and liabilities        6,323          (305)             24,067

   Other items                                          0             0             161,296
                                                  -------       -------           ---------

Net cash flow used by operating activities        $   (30)      $(2,195)          $(258,080)
                                                  -------       -------           ---------

Net cash flow from investing activities           $     0       $     0           $ (46,015)
                                                  -------       -------           ---------

Net cash flow from financing activities           $     0       $     0           $ 305,112
                                                  -------       -------           ---------

Net increase (decrease) in cash                   $   (30)      $(2,195)          $   1,017

Cash at beginning of period                         1,047         2,195                   0
                                                  -------       -------           ---------

Cash at end of period                             $ 1,017       $     0           $   1,017
                                                  =======       =======           =========

              The accompanying notes are an integral part of these
                         unaudited financial statements

                                New Systems, Inc.
                          Notes to Financial Statements
                                   (unaudited)

NOTE 1. ACCOUNTING POLICIES AND OTHER DISCLOSURES

The condensed financial statements included in this Form 1O-QSB Report are unaudited and have been prepared to provide information with respect to the interim three month periods ending March 31, 2000 and 1999, at a time when the Issuer is in a development stage. These financial statements have also been prepared assuming that the Issuer will obtain adequate financing to continue as a going concern. Due to losses since its inception and inasmuch as the Issuer is currently not engaged in any revenue producing activities, such financing will most likely be obtained through the issuance of its equity securities. The Issuer currently has 250,000,000 shares of common stock authorized for issuance of which 1,200,002 shares are issued and outstanding. The issuance of any additional shares of common stock will result in a decrease in the percentage ownership which current shareholders have in the Issuer.

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

The Issuer's report on Form 10-KSB for the year ended December 31, 1999, contains financial statements which have been audited by an independent certified public accounting firm and their report on the Issuer's financial statements is contained therein. Additional information regarding the Issuer's activities since inception, the accounting policies followed by the Issuer and other pertinent financial disclosures are contained in the footnotes accompanying the audited financial statements. The unaudited financial statements of which these footnotes are an integral part have been prepared in conformity with generally accepted accounting principles for the interim periods presented and in accordance with the rules and regulations of the Securities and Exchange Commission.

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

The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial time and attention from management. Such an investigation will also result in the Issuer incurring expenses for the payment of accountants, attorneys, and possibly others involved in such an inquiry. If a decision is made not to consummate, participate or complete the acquisition of such a business opportunity any expenses incurred will not be recoverable. Furthermore, there can be no assurance that the Issuer's participation in any business opportunity will ultimately be successful,

Management is not able to determine the amount of time or the resources that will be necessary to locate, investigate and possibly acquire or merge with a business prospect. If and when the Issuer locates a business opportunity and if such opportunity results in the completion of the intended transaction, there can be no assurance that after the transaction is completed the Issuer will have profitable operations. The possibility also exists that the Issuer will never be able to acquire, regardless of the form or manner of such intended acquisition an interest in any business prospects, products or opportunities.

Management will give consideration and assess the potential profitability and the adequacy of the working capital of any business operations which the Issuer may investigate and possibly acquire. The foregoing considerations are only some of the factors which management will utilize in determining the terms and conditions under which the Issuer would consummate any acquisition or reorganization. Potential business opportunities, no matter which form they may take, will, more likely than not, result in substantial dilution for the Issuer's shareholders due to the need for the issuance of additional shares of the Issuer's common stock to acquire a business opportunity.

LIQUIDITY, CAPITAL RESOURCES AND RESULTS OF OPERATIONS

As of March 31, 2000, the Issuer had expended all of its financial resources and is considering the issuance of additional shares of its common stock in order to obtain operating capital. The issuance of additional shares of its common stock will result in an immediate dilution in the percentage ownership that existing shareholders have in the Issuer. As a result of the Issuer's association with KM Financial, Inc., management believes that additional financing will be obtained in amounts sufficient to meet the Issuer's incidental ongoing expenses which are primarily associated with maintaining its corporate status and maintaining its reporting obligations to the Securities and Exchange Commission. Such expenses have been and will in the future be categorized as general and administrative expenses.

Any working capital obtained in the future will be used to prepare and file all future reports, as required by the Securities and Exchange Commission, for at least a one year period of time. During the corresponding period of the prior year, ending March 31, 1999, the Issuer was not engaged in any business operations nor in any other activities.

Since its inception, the Issuer has not conducted any profitable operations and has utilized all funds received from its initial public offering in attempting to conduct profitable operations, It is not anticipated that the Issuer will generate any revenue in the future unless a profitable business opportunity is located and a merger or a form of reorganization is consummated. The Issuer intends to investigate various business opportunities which will likely result in management incurring "out of pocket" expenses and could also include expenses associated with legal and accounting services. Such costs and expenses will increase the financial burden on the Issuer with no guarantee that any benefits will result from such expenditures or from the efforts of management.

The Issuer currently has no employees and does not intend to employ anyone in the future, unless its present business operations were to change. 'The sole officer and director of the Issuer is providing a location for the Issuer's offices on a "rent free basis" and is not being paid a salary or any other form of compensation for any services which are or may be provided, other than reimbursement of "out of pocket" costs and expenses.


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

NEW SYSTEMS, INC.


/s/ Lloyd T. Rochford
----------------------------
Chief Executive Officer
Chief Financial Officer
Date: May 15, 2000