Form 10QSB
period 2000-06-30
NEW SYSTEMS INC
filed 2000-08-14
CIK 831659

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED JUNE 30, 2000                  COMMISSION FILE NO 33-21085

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

                                 Yes [X] No [ ]

              Common Stock, $.001 par value 1,200,002 shares issued
                      and outstanding as of August 10, 2000

                                      INDEX

                                                                            Page
Part I. Financial Information

  Item 1. Financial Statements

     a)   Balance Sheet as of June 30, 2000                                   2

     b)   Income Statements for the three month
            periods ended June 30, 2000 and 1999.                             3

     c)   Statement of Cash Flows for the three
            month periods ended June 30, 2000 and 1999.                       4

  Item 2. Plan of Operation                                                   5

Part II. Other Information

  Item 6. Exhibits and Reports on Form 8-K                                    7

 Signature                                                                    8

                         Part I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                New Systems. Inc.
                                  Balance Sheet
                                  June 30, 2000
                                   (unaudited)

                                     ASSETS

Current Assets:
   Cash in bank                                                       $   8,351
                                                                      ---------

       Total Current Assets                                           $   8,351
                                                                      ---------

Total Assets                                                          $   8,351
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

    Accrued Expenses                                                  $  13,176
                                                                      ---------

    Notes Payable                                                     $  30,000
                                                                      ---------

Total Liabilities                                                     $  43,176
                                                                      ---------
Stockholder's Equity:
    Common Stock                                                      $   1,200
    Additional paid-in capital                                        $ 422,946

    Deficit accumulated during development stage                      $(458,971)
                                                                      ---------

Total Liability and Stockholders' equity                              $   8,351
                                                                      =========

              The accompanying notes are an integral part of these
                         unaudited financial statements

                                New Systems, Inc.
                            Statements of Operations
                                   (unaudited)

                                                        For the              Cumulative from
                                                      Quarter ended         December 10, 1987
                                                         June 30           (Date of Inception)
                                               ---------------------------   through June 30,
                                                   2000            1999           2000
                                               -----------     -----------     ---------
General and Administrative Expenses            $    15,528     $    10,149     $ 293,411
                                               -----------     -----------     ---------

Loss from continued operations                     (15,528)        (10,149)     (293,411)

Discontinued operations

  Loss from prior business discontinued                  0               0      (349,672)

  Gain from disposal of prior business                   0               0       173,766
                                               -----------     -----------     ---------

Loss before extraordinary gain                     (15,528)        (10,419)     (469,317)

Extraordinary gain from forgiveness
  of debt                                                0               0        10,346
                                               -----------     -----------     ---------
Net Loss                                       $   (15,528)    $   (10,419)    $(458,971)
                                               ===========     ===========     =========
Basic and diluted loss per share

  Continued operation                          $     (0.01)    $         0     $   (0.54)

  Discontinued operations                                0               0         (0.33)

  Extraordinary gain                                     0               0          0.02
                                               -----------     -----------     ---------
Net loss per share                             $     (0.01)    $     (0.01)    $   (0.85)
                                               ===========     ===========     =========
Weighted average common shares
  used in per share calculation                  1,200,002       1,200,002       543,403
                                               ===========     ===========     =========

              The accompanying notes are an integral part of these
                         unaudited financial statements

                                New Systems, Inc.
                             Statement of Cash Flows
                                   (unaudited)

                                                    For the               Cumulative from
                                                  Quarter ended          December 10, 1987
                                                     June 30            (Date of Inception)
                                               ---------------------      through June 30,
                                                 2000         1999             2000
                                               --------     --------        ---------
Cash flow from operating activities:
  Net loss                                     $(15,528)    $(10,419)       $(458,971)

  Adjustments for:

    Changes in current assets and
      liabilities                               22, 862            0           46,929

    Other items                                       0            0          161,296
                                               --------     --------        ---------
Net cash flow provided (used) by
  operating activities                         $  7,334     $(10,419)       $(250,746)
                                               --------     --------        ---------

Net cash flow from investing activities        $      0     $      0        $ (46,015)
                                               --------     --------        ---------

Net cash flow from financing activities        $      0     $ 20,000        $ 305,112
                                               --------     --------        ---------

Net increase (decrease) in cash                $  7,334     $  9,581        $   8,351

Cash at beginning of period                       1,017            0                0
                                               --------     --------        ---------

Cash at end of period                          $  8,351     $  9,581        $   8,351
                                               ========     ========        =========

              The accompanying notes are an integral part of these
                         unaudited financial statements

                                New Systems, Inc.
                          Notes to Financial Statements
                                   (unaudited)

NOTE 1. ACCOUNTING POLICIES AND OTHER DISCLOSURES

The condensed financial statements included in this Form 1O-QSB Report are unaudited and have been prepared to provide information with respect to the interim three month periods ending June 30, 2000 and 1999, at a time when the Issuer is in a development stage; These financial statements have also been prepared assuming that the Issuer will obtain adequate financing to continue as a going concern. Due to losses since its inception inasmuch as the Issuer is currently not engaged in any revenue producing activities, such financing will most likely be obtained through the issuance of its equity securities. The Issuer currently has 250,000,000 shares of common stock authorized for issuance of which 1,200,002 shares are issued and outstanding as of August 10, 2000. The issuance of any additional shares of common stock will result in a decrease in the percentage ownership which current shareholders have in the Issuer.

The Issuer is seeking to enter into a reorganization or merger with a business venture or a business entity which is currently or has the potential to be successful. The Issuer can give no assurance that such a business venture, entity or opportunity can be located. If the Issuer should be successful in this endeavor, the consummation of such transaction, either through a merger or other type of reorganization would, in all probability, require that a large number of shares of common stock be issued. Such a transaction would substantially decrease the present stockholder's percentage interest in the Issuer.

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

ITEM 2. PLAN OF OPERATION

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

Liquidity, Capital Resources and Results of Operations

As of June 30, 2000, the Issuer had expended substantially all of its financial resources. The Issuer is considering the sale of additional shares of its common stock in order to obtain operating capital. The issuance of additional shares of its common stock will result in an immediate dilution in the percentage ownership that existing shareholders have in the Issuer. As a result of the Issuer's association with KM Financial, Inc., management believes that additional financing will be obtained in amounts sufficient to meet the Issuer's incidental ongoing expenses which are primarily associated with maintaining its corporate status and maintaining its reporting obligations to the Securities and Exchange Commission. Such expenses have been, and will in the future be, categorized as general and administrative expenses.

Any working capital obtained in the future will be used to prepare and file all future reports, as required by the Securities and Exchange Commission, for at least a one year period of time. During the corresponding period of the prior year, ending June 30, 1999, the Issuer was not engaged in any business operations nor in any other activities.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Index of Exhibits

          Exhibit 11 - Computation of per share earnings

               1.   Included as a part of the financial statements described in
                    Part I of this Report

          Exhibit 27 - Financial Data Schedule

               1.   Included in EDGAR submission

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW SYSTEMS, INC.

/s/ Lloyd T. Rochford
-----------------------------------
Chief Executive Officer
Chief Financial Officer
Date: August 10, 2000