Form 10QSB
period 2000-09-30
NEW SYSTEMS INC
filed 2000-11-14
CIK 831659

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2000             COMMISSION FILE NO 33-21085

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

                                 Yes [X] No [ ]

              Common Stock, $.001 par value 1,200,002 shares issued
                     and outstanding as of November 10, 2000

                                      INDEX

                                                                            Page
                                                                            ----
Part I. Financial Information

  Item 1. Financial Statements

     a)   Balance Sheet as of September 30, 2000                             2

     b)   Income Statements for the three month periods ended
            September 30, 2000 and 1999.                                     3

     c)   Statement of Cash Flows for the periods ended
            September 30, 2000 and 1999.                                     4

  Item 2.  Plan of Operation                                                 5

Part II. Other Information

  Item 6.  Exhibits and Reports on Form 8-K                                  7

Signature                                                                    8

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                NEW SYSTEMS, INC.
                                 BALANCE SHEET
                               SEPTEMBER 30, 2000
                                  (unaudited)

                                     ASSETS
Current Assets:
   Cash in bank                                                       $   1,075
                                                                      ---------

      Total Current Assets                                            $   1,075
                                                                      ---------

Total Assets                                                          $   1,075
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

    Accrued Expenses                                                  $   7,577
                                                                      ---------

    Notes Payable                                                     $  30,000
                                                                      ---------

Total Liabilities                                                     $  37,577
                                                                      ---------
Stockholder's Equity:
    Common Stock                                                      $   1,200
    Additional paid-in capital                                        $ 422,946
    Deficit accumulated during development stage                      $(460,648)
                                                                      ---------

Total Liability and Stockholders' equity                              $   1,075
                                                                      =========

              The accompanying notes are an integral part of these
                         unaudited financial statements

                                NEW SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                        Cumulative from
                                                     For the           December 10, 1987
                                                  Quarter ended       (Date of Inception)
                                                  September 30              through
                                           ---------------------------    September 30,
                                               2000            1999           2000
                                           -----------     -----------     ---------
General and Administrative Expenses        $     1,677     $     4,464     $ 295,088
                                           -----------     -----------     ---------

Loss from continued operations                  (1,677)         (4,464)     (295,088)

Discontinued operations:

  Loss from prior business discontinued              0               0      (349,672)

  Gain from disposal of prior business               0               0       173,766
                                           -----------     -----------     ---------

Loss before extraordinary gain                  (1,677)         (4,464)     (470,994)

Extraordinary gain from forgiveness
  of debt                                            0               0        10,346
                                           -----------     -----------     ---------
Net Loss                                   $    (1,677)    $    (4,464)    $(460,648)
                                           ===========     ===========     =========

Basic and diluted loss per share

  Continued operations                     $      0.00     $      0.00     $   (0.61)

  Discontinued operations                         0.00            0.00         (0.37)

  Extraordinary gain                              0.00            0.00          0.02
                                           -----------     -----------     ---------
Net loss per share                         $      0.00     $      0.00     $   (0.96)
                                           ===========     ===========     =========
Weighted average common shares
  used in per share calculation              1,200,002       1,200,002       481,623
                                           ===========     ===========     =========

              The accompanying notes are an integral part of these
                         unaudited financial statements

                                NEW SYSTEMS, INC.
                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                               Cumulative from
                                                For the       December 10, 1987
                                             Quarter ended   (Date of Inception)
                                              September 30         through
                                           -----------------     September 30,
                                             2000     1999          2000
                                           -------   -------      ---------
Cash flow from operating activities:
  Net loss                                 $(1,677)  $(4,464)     $(460,648)

  Adjustments for:
    Changes in current assets and
      liabilities                           (5,599)        0         41,330

    Other items                                  0         0        161,296
                                           -------   -------      ---------
Net cash flow provided (used) by
  operating activities                     $(7,276)  $(4,464)     $(258,022)
                                           -------   -------      ---------

Net cash flow from investing activities    $     0   $     0      $ (46,015)
                                           -------   -------      ---------


Net cash flow from financing activities    $     0   $     0      $ 305,112
                                           -------   -------      ---------

Net increase (decrease) in cash            $(7,276)  $(4,464)     $   1,075

Cash at beginning of period                  8,351     9,581              0
                                           -------   -------      ---------

Cash at end of period                      $ 1,075   $ 5,117      $   1,075
                                           =======   =======      =========

              The accompanying notes are an integral part of these
                         unaudited financial statements

                                NEW SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1. ACCOUNTING POLICIES AND OTHER DISCLOSURES

The condensed financial statements included in this Form 10-QSB Report are unaudited and have been prepared to provide information with respect to the interim three month periods ending September 30, 2000 and 1999, at a time when the Issuer is in a development stage. These financial statements have also been prepared assuming that the Issuer will obtain adequate financing to continue as a going concern. Due to losses since its inception and inasmuch as the Issuer is currently not engaged in any revenue producing activities, such financing will most likely be obtained through the issuance of its equity securities. The Issuer currently has 250,000,000 shares of common stock authorized for issuance of which 1,200,002 shares are issued and outstanding as of November 3, 2000. The issuance of any additional shares of common stock will result in dilution of the Issuer's current shareholders.

The Issuer is seeking to enter into a reorganization or merger with a business venture or a business entity, which is currently or has the potential to be successful. The Issuer can give no assurance that such a business venture, entity or opportunity can be located. If the Issuer should be successful in this endeavor, the consummation of such transaction, either through a merger or other type of reorganization would in all probability require that substantial additional shares of common stock be issued. Such a transaction would therefore substantially dilute the Issuer's stockholders.

The Issuer's report on Form 10-KSB for the year ended December 31, 1999, contains financial statements which have been audited by an independent certified public accounting firm and their report on the Issuer's financial statements is contained therein. Additional information regarding the Issuer's activities since inception, the accounting policies followed by the Issuer and other pertinent financial disclosures are contained in the footnotes accompanying the audited financial statements in such Report. The footnotes to the unaudited financial statements are an integral part of the financial statements and have been prepared in conformity with generally accepted accounting principles for the interim periods presented and in accordance with the rules and regulations of the Securities and Exchange Commission.

ITEM 2. PLAN OF OPERATION.

The Issuer is not currently engaged in any business operations but is seeking to find a suitable business to acquire or an entity with which it can enter into a reorganization or merger. The form of reorganization will not be determined until a suitable business opportunity is presented. The Issuer has very limited financial resources and therefore, management is relying on its association with KM Financial, Inc. ("KM Financial") to provide the Issuer with sufficient financial resources to continue its search for an entity or business which the Issuer can acquire or enter into a reorganization. Management is also relying on KM Financial to provide introductions to individuals who may be influential in locating a business or entity interested in being acquired or reorganizing with the Issuer. The Issuer intends to take advantage of any reasonable business proposal presented which management believes will provide the Issuer and its stockholders with a viable business opportunity. The board of directors will make the final decision in determining whether to complete any acquisition or reorganization unless otherwise required by applicable law, the articles of incorporation, its bylaws or by contract. Consequently, stockholders' approval of any acquisition or reorganization may not be sought unless required as heretofore stated.

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

LIQUIDITY, CAPITAL RESOURCES AND RESULTS OF OPERATIONS

As of September 30, 2000, the Issuer had expended all of its financial resources and is considering the issuance of additional shares of its common stock in order to obtain operating capital. The issuance of additional shares of its common stock will result in an immediate dilution in the percentage ownership that existing shareholders have in the Issuer. As a result of the Issuer's association with KM Financial management believes that additional financing will be obtained in amounts sufficient to meet the Issuer's incidental ongoing expenses which are primarily associated with maintaining its corporate status and maintaining its reporting obligations to the Securities and Exchange Commission. Such expenses have been and will in the future be categorized as general and administrative expenses.

Any working capital obtained in the future will be used to prepare and file all future reports, as required by the Securities and Exchange Commission, for at least a one year period of time. During the corresponding period of the prior year, ending September 30, 1999, the Issuer was not engaged in any business operations or in any other activities.

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

                                        NEW SYSTEMS, INC.

                                        /s/ Lloyd T. Rochford
                                        ----------------------------------------
                                        Chief Executive Officer
                                        Chief Financial Officer
                                        Date: November 13, 2000