Form 10-K
period 2000-12-31
NEW SYSTEMS INC
filed 2001-02-28
CIK 831659

================================================================================

                    U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ____________ to _____________

                        Commission File Number: 33-21085

                               NEW SYSTEMS, INC.
                 (Name of small business issuer in its charter)

          NEVADA                                                  87-0454377
(State or other Jurisdiction                                   (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

                               5 Clancy Lane South
                         Rancho Mirage, California 92270
                    (Address of Principal Executive Offices)

                                 (760) 346-5961
                           (Issuer's Telephone Number)

       Securities registered under Section 12(b) of the Exchange Act: None

                 Name of each exchange on which registered: None

       Securities registered under Section 12(g) of the Exchange Act: None

     Check  whether  the issuer [1] filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. (X) State issuer's revenues for its most recent fiscal year: $ 0.00

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of February 20, 2001 was approximately $1,413,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: February 20, 2001 - 1,200,002 shares of common stock

                Transitional Small Business Disclosure Format: No

================================================================================

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

     By the end of 1991, Mr. Denny W. Nestripke, who originally organized the Company and was its president during the period of its IPO, was appointed its new director and president. As the sole officer and director of the Company, Mr. Nestripke acted for and on behalf of the Company in effecting the following: 1) shareholders who had contributed shares of common stock to the Company for shares of CSH had their shares returned to them to the extent that they acted in good faith; 2) any shares of CSH common stock issued for services, or for cash, were allowed to be exchanged for shares of the Company's common stock; 3) rather than receiving cash consideration for consulting services, as provided in the April 1989 meeting, Mr. Nestripke was issued shares of the Company's common stock; and 4) authorization was given to issue shares of the Company's common stock for the purpose of.- a) paying any cost and expenses which the Company may incur in order to maintain its corporate existence; b) having sufficient capital for the Company to investigate possible reorganization; and c) to pay such fees and costs as Mr. Nestripke deemed appropriate.

     In December of 1997, due to health reasons, Mr. Nestripke brought another individual, Mr. Lloyd T. Rochford, into the leadership of the Company, effective upon Mr. Nestripke's resignation. Mr. Lloyd T. Rochford assumed the position of director of the Company and the Company's chief executive and financial officer. In addition, the financial consulting firm of KM Financial, Inc. was retained, effective concurrent with Mr. Rochford's appointment.

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

     In December of 2000, Mr. Rochford, due to other business commitments, resigned as the Company's chief executive and financial officer and Mr. William
R. Parsons, President of KM Financial, Inc. assumed the positions held by Mr. Rochford.

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

     The Company has no full time employees. Mr. William R. Parsons, chief executive officer, chief financial officer and director of the Company will devote such time to the Company as he deems necessary. Mr. Parsons has not received any compensation and it is not intended that any compensation will be paid to Mr. Parsons at any future time.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company does not own or lease any business property. The Company maintains a mailing address and telephone at the office of Mr. Lloyd T. Rochford, the Company's former sole director and officer. The Company is not charged any fee or other cost by Mr. Rochford for the office space.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION, HOLDERS AND DIVIDENDS

     The following information is current as of February 20, 2001. The Company has 1,200,002 shares of common stock issued and outstanding. There are no outstanding options or warrants to purchase, or securities convertible into, the Company's common stock. Of the 1,200,002 shares of common stock issued and outstanding, 931,752 shares are restricted securities. As of February 20, 2001, the Company had 122 shareholders of record. Since its inception, the Company has not paid any dividends and it is not anticipated that the Company will pay any dividends in the foreseeable future.

     The following table sets forth the range of bid and asked prices for the Company's common stock on the Over-The Counter Market for the period indicated, as reported by the National Quotation Bureau, Inc. The common stock is traded on the electronic bulletin board under the symbol NEWY. The figures shown represent inter-dealer quotations without retail mark-up, mark-down or commission and may not represent actual transactions.

                                  COMMON STOCK

                                               Bid Price           Asked Price
                                             --------------      ---------------
Period                                       High       Low      High       Low
------                                       ----       ---      ----       ---
Third Quarter, 2000                          $0.25     $0.25     $1.50     $1.50
Fourth Quarter, 2000                         $0.25     $0.25     $1.50     $1.50
January 1, through February 20, 2001         $2.50     $0.25     $4.00     $1.50

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

     On April 16, 1999, the Issuer sold 200,000 shares of its common stock to KM Financial, Inc. for $20,000 or $.10 per share. The Company relied on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company presently does not have any business operation and is looking for a business to acquire or merge with. As the Company has limited resources, it may be difficult to locate a business interested in being acquired or merged with the Company. The Company intends to take advantage of any reasonable business proposal presented which management believes will provide the Company and its stockholders with a viable business opportunity. The board of directors will make the final approval in determining whether to complete any acquisition, and unless required by applicable law, the articles of incorporation or bylaws or by contract, stockholders' approval will not be sought.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2000, the Company had $ 929 in assets and liabilities amounting to $39,520. The Company has only incidental ongoing expenses primarily associated with evaluating potential merger or acquisition candidates, maintaining its corporate status and maintaining the Company's reporting obligations to the Securities and Exchange Commission. For the twelve months ended December 31, 2000, the Company's principal expenses were related to such general and administrative expenses and amounted to $25,647. The Company received no revenue during each of its fiscal years ended December 31, 1999 and 2000.

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

     The Company has had no employees since its inception and does not intend to employ anyone in the future, unless its present business operations were to change. The former president of the Company is providing the Company with a location for its offices on a "rent free basis." The Company is not paying salaries or other form of compensation to any officers or directors of the Company for their time and effort. The Company does intend to reimburse its officers and directors for out of pocket cost.

RESULTS OF OPERATIONS

     The Company has not had any operations during the fiscal years ended December 31, 1999 and 2000. The Company's only operations since the closing of CSH have involved the preliminary investigation of one or more potential business opportunities, none of which have come to fruition.

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

ITEM 7. FINANCIAL STATEMENTS

     The financial statements as of December 31, 2000 and for each of the two years then ended, including the report of the Company's independent certified public accountant, follow the signature page hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     All information given below is current as of February 20, 2001.

DIRECTORS AND EXECUTIVE OFFICERS

     Listed below is the name of the Company's sole officer and director who was elected by a consent of the majority of the Company's stockholders effective as of December 31, 2000.

     Name                Age            Positions, Offices, Term of Office
     ----                ---            ----------------------------------
William R. Parsons       52     Director, President, Secretary, Treasurer
                                For the period of one year or until a successor is duly qualified and elected. Accepted such position on December 31, 2000.

     Mr. Parsons is the principal of KM Financial, Inc. (KM), an Arizona corporation founded in 1992 for the purpose of providing investment banking services to established and emerging growth entities.

SIGNIFICANT EMPLOYEES OR CONSULTANTS

     On January 22, 1999, KM agreed to provide services to the Company on an ongoing basis relative to seeking a Target Corp. and in arranging for such financing as the Company may need to continue conducting its operations as heretofore stated. The principal of KM is William Parsons, who, along with associates, have a combined experience in mergers and acquisitions, private placements, reverse mergers, syndication, marketing and general securities industry business consulting which totals over 40 years. Though not confined to any specific industry, KM has been engaged in offering its services in the area of natural resources, legalized gaming, health care, electronics, hospitality, fiber optics, environmental services, childcare, timeshare, banking, information technology and manufacturing.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     With respect to Mr. Parsons and KM during the past five years, no: a) bankruptcy petition has been filed by or against any business in which they were a general partner or executive officer or within the two years prior to that time; b) conviction which involved a criminal proceeding or a pending criminal proceeding; c) order, judgment, or decree having been entered by any, court having competent jurisdiction which involved any type of business, securities or banking activities; and d) judgement in a civil action has been entered for violation of a federal or state securities or commodities law.

ITEM 10.  EXECUTIVE COMPENSATION

     The Company has not paid any cash compensation during the three year period ending December 31, 2000. No formal agreement or contract was entered into upon Mr. Parsons acceptance to serve the Company as its director and sole officer. Mr. Parsons has indicated his willingness to serve the Company on an indefinite basis, but is under no obligation to do so. The following Summary Compensation Table reflects the foregoing items.

                                                         Long Term Compensation
                                                         ----------------------
                                   Annual Compensation            Awards          Payouts
                                -------------------------  --------------------   -------
                                                Non-Cash   Restricted  Options/     LTIP     All
Name & Position        Year    Salary   Bonus     Other      Stock       SARs     Payouts   Other
---------------        ----    ------   -----     -----      -----       ----     -------   -----
William R. Parsons     2000     $ -0-    $ -0-    $ -0-      $ -0-       None      $ -0-    $ -0-
CEO (present)

Lloyd T. Rochford      2000     $ -0-    $ -0-    $ -0-      $ -0-       None      $ -0-    $ -0-
CEO (past)             1999     $ -0-    $ -0-    $ -0-      $ -0-       None      $ -0-    $ -0-
                       1998     $ -0-    $ -0-    $ -0-      $ -0-       None      $ -0-    $ -0-

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table provides information relative to the Company's common stock held by any person or any group known to the Company to be the beneficial owner of more than five percent of the Company's issued and outstanding common stock as of February 20, 2001. This table has taken into account a reverse split of the Company's common stock which took effect on March 2, 1999. This reverse split resulted in one share of New Systems, Inc. being issued for every 250 shares of Municipal Systems, Inc.

       Name and Address                          Shares             Percent of
      of Beneficial Owner                 Beneficially Owned         Class
      -------------------                 ------------------         -----

      William R. Parsons                      279,008 (1)            23.3%
      6350 E. Thomas Rd., #240
      Scottsdale, AZ 85251

      Lloyd T. Rochford                       295,392                24.6%
      5 Clancy Lane South
      Rancho Mirage, CA 92270

      Stanley McCabe                           60,296 (2)             5.0%
      5922 S. Atlanta Pl.
      Tulsa, OK 74105

      Directors and officers
       as a group (1 person)                  279,008 (1)            23.3%

----------
(1) Includes shares registered in the name of K M Financial, Inc.; Mr. Parsons's wife; and shares held by Mr. Parsons as a custodian.
(2) Includes shares owned by Stanton Oil & Gas Ltd. of which Mr. McCabe's wife is the sole stockholder.

CHANGES IN CONTROL

     No arrangements currently exist which may result in a change of control of the Company. Furthermore, none of the individuals listed under either of the above two tables has any arrangement known to the Company which would allow them the right to acquire any additional shares of common stock within sixty days of February 20, 2001.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On April 16, 1999, the Company sold 200,000 shares of its Common Stock to KM Financial, Inc. for $20,000 or $.10 per share. Mr. Parsons, chief executive and financial officer of the Company, is a principal of KM Financial, Inc.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)(1) FINANCIAL STATEMENTS.

          The following financial statements are included in this report:

          Report of Hansen Barnett and Maxwell, Certified
          Public Accountants                                                 F-1

          Balance Sheet as of December 31,  2000, and 1999                   F-2

          Statements of Operations, for the fiscal years ended
          December 31, 2000, and 1999, and from inception                    F-3

          Statements of Stockholders' Equity for the years ended
          December 31, 2000, and 1999, and from inception                    F-4

          Statements of Cash Flows for the fiscal years ended
          December 31, 2000, and 1999, and from inception                    F-6

          Notes  to  Financial   Statements                                  F-8

     (a)(2) FINANCIAL STATEMENT SCHEDULES.

          The following financial statement schedules are included as part of this report:

     (a)(3) EXHIBITS.

      The following exhibits are included as part of this report:

     EXHIBIT               DOCUMENT
     -------               --------

       2.1    Initial Articles of Incorporation (1)

       2.2    Articles of Incorporation as amended on April 5, 1989 (2)

       2.3 Certificate of Correction of Articles of Incorporation as filed on March 22, 1999 (2)

       2.4    Bylaws (2)

       2.5    Amendment to Bylaws (2)

       27.1   Financial Data Schedule (3)

----------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-18, SE No..33-21085.
(2) Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1998.
(3) Incorporated by reference from the Registrant's Registration Statement on Form 10-SB filed on February 9, 2000.

     (b)  REPORTS ON FORM 8-K.

     The Company did not file any reports on Form 8-K in its fourth quarter.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                      NEW SYSTEMS, INC.


                                      /s/ William R. Parsons
                                      ------------------------------------------
                                      William R. Parsons, President and Director
                                      Principal Executive Officer

February 23, 2001

                    [LETTERHEAD OF HANSEN,BARNETT & MAXWELL]


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders
New Systems, Inc.

We have audited the accompanying balance sheets of New Systems, Inc. (a development stage enterprise) as of December 31, 2000 and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2000 and 1999, and for the cumulative period from December 10, 1987 (date of inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Systems, Inc. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, and for the cumulative period from December 10, 1987 (date of inception) through December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note I to the financial statements, the Company's lack of' operations and significant losses raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
February 9, 2001

                                NEW SYSTEMS, INC.
                                 BALANCE SHEETS


                                                              DECEMBER 31,
                                                       ------------------------
                                                          2000           1999
                                                       ---------      ---------
                                     ASSETS
CURRENT ASSETS
  Cash                                                 $     929      $   1,047
                                                       ---------      ---------

     TOTAL CURRENT ASSETS                              $     929      $   1,047
                                                       ---------      ---------

TOTAL ASSETS                                           $     929      $   1,047
                                                       =========      =========

                      LIABILITIES AND STOCKHOLDERS'EQUITY

CURRENT LIABILITIES
  Accrued liabilities                                  $   9,520      $  13,991
  Note payable to related party                        $  30,000      $      --
                                                       ---------      ---------

TOTAL CURRENT LIABILITIES                                 39,520         13,991
                                                       ---------      ---------

STOCKHOLDERS' DEFICIT
  Common stock - $0.001 par value; 250,000,000 shares
   authorized; 1,200,002 shares issued and outstanding     1,200          1,200
  Additional paid-in capital                             422,946        422,946
  Deficit accumulated during the development stage      (462,737)      (437,090)
                                                       ---------      ---------

     TOTAL STOCKHOLDERS' DEFICIT                         (38,591)       (12,944)
                                                       ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT            $     929      $   1,047
                                                       =========      =========

   The accompanying notes are an integral part of these financial statements.

                                NEW SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS


                                                                                 CUMULATIVE FROM
                                                      FOR THE YEARS ENDED       DECEMBER 10, 1987
                                                          DECEMBER 31,         (DATE OF INCEPTION)
                                                ----------------------------         THROUGH
                                                    2000             1999       DECEMBER 31, 2000
                                                -----------      -----------    -----------------
GENERAL AND ADMINISTRATIVE EXPENSE              $    25,647      $    34,834      $   297,177
                                                -----------      -----------      -----------

LOSS FROM CONTINUING OPERATIONS                     (25,647)         (34,834)        (297,177)

DISCONTINUED OPERATIONS
  Loss from operation of discontinued
   CSH software business                                 --               --         (349,672)
  Gain from disposal of CSH software business            --               --          173,766
                                                -----------      -----------      -----------

LOSS BEFORE EXTRAORDINARY GAIN                      (25,647)         (34,834)        (473,083)

EXTRAORDINARY GAIN FROM FORGIVENESS OF DEBT              --               --           10,346
                                                -----------      -----------      -----------

     NET LOSS                                       (25,647)     $   (34,834)     $  (462,737)
                                                ===========      ===========      ===========
BASIC AND DILUTED LOSS PER SHARE
  Continuing operations                         $     (0.02)     $     (0.03)
  Discontinued operations                                --               --
  Extraordinary gain                                     --               --
                                                -----------      -----------

     NET LOSS                                   $     (0.02)     $     (0.03)
                                                ===========      ===========
WEIGHTED AVERAGE COMMON SHARES
USED IN PER SHARE CALCULATIONS                    1,200,002        1,120,000
                                                ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                                NEW SYSTEMS, INC.
                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                    DEFICIT
                                                                                  ACCUMULATED
                                                  COMMON STOCK       ADDITIONAL   DURING THE    RECEIVABLE        TOTAL
                                               -------------------     PAID-IN    DEVELOPMENT      FROM       STOCKHOLDERS'
                                               SHARES       AMOUNT     CAPITAL       STAGE      SHAREHOLDER      DEFICIT
                                               ------       ------     -------       -----      -----------      -------
BALANCE, DECEMBER 10, 1987 (Date of
 Inception)                                        --       $  --     $      --     $   --      $    --         $      --
Issuance for cash, December 1987,
 $3.61 per share                                7,200           7        25,993         --           --            26,000
Cash distribution to shareholder,
 January 1988                                      --          --       (21,000)        --           --           (21,000)
Issuance upon exercise of stock option
 for cash, October 1988, $3.13 per share        4,000           4        12,496         --           --            12,500
Shares returned in sale of 13% of CSH,
 April 1989, $3.75 per share                  (30,400)        (30)     (113,970)        --           --          (114,000)

Issuance for cash:
 December 1987 through February 1988,
 $1.39 per share                               28,800          29        39,971         --           --            40,000
 January 1988, $0.42 per share                 12,000          12         4,988         --           --             5,000
 October 1988, net of $76,954 offering
 costs, $4.65 per share                        48,000          48       222,998         --           --           223,046
 July 31, 1989, $0.25 per share                 3,200           3           797         --           --               800
 July  1, 1990, $0.25 per share                 9,600          10         2,390         --           --             2,400
 November 1, 1990, $0.25 per share             24,000          24         5,976         --           --             6,000
 July.31, 1991, $0.25 per share                 9,600          10         2,390         --           --             2,400
 July 31, 1992, $0.25 per share                 9,600          10         2,390         --           --             2,400
 December 31, 1992, $0.25 per share             4,000           4           996         --           --             1,000
 December 31, 1993, $0.25 per share             9,600          10         2,390         --           --             2,400
 December 31, 1994, $0.25 per share             1,464           1           365         --           --               366

Issuance for service:
 July 31, 1989, $0.25 per share                16,000          16         3,984         --           --             4,000
 July 31, 1990, $0.25 per share                48,000          48        11,952         --           --            12,000
 November 1, 1990, $0.25 per share             40,000          40         9,960         --           --            10,000
 July 31, 1991, $0.25 per share                48,000          48        11,952         --           --            12,000
 July 31, 1992, $0.25 per share                48,000          48        11,952         --           --            12,000
 December 31, 1992, $0.25 per share            20,000          20         4,980         --           --             5,000
 December 31, 1993, $0.25 per share            48,000          48        11,952         --           --            12,000
 December 31, 1994, $0.25 per share            48,000          48        11,952         --           --            12,000
 December 31, 1995, $0.25 per share            48,000          48        11,952         --           --            12,000
 December 31, 1996, $0.25 per share            48,000          48        11,952         --           --            12,000
 December 31, 1997, $0.25 per share           422,400         422       105,178         --           --           105,600

Issuance for receivable from shareholder:
 December 31, 1994, $0.25 per share             8,136           8         2,026         --       (2,034)               --
 December 31, 1995, $0.25 per share             9,600           9         2,391         --       (2,400)               --
 December 31, 1996, $0.25 per share             7,200           7         1,793         --       (1,800)               --

Net advances to shareholder,
 December 31, 1988                                 --          --            --         --         (152)             (152)

                                                                     (Continued)

   The accompanying notes are an integral part of these financial statements.

                                NEW SYSTEMS, INC.
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   (CONTINUED)

                                                                                        DEFICIT
                                                                                      ACCUMULATED
                                                  COMMON STOCK         ADDITIONAL     DURING THE      RECEIVABLE        TOTAL
                                               -------------------       PAID-IN      DEVELOPMENT        FROM       STOCKHOLDERS'
                                               SHARES       AMOUNT       CAPITAL         STAGE        SHAREHOLDER      DEFICIT
                                               ------       ------       -------         -----        -----------      -------
Compensation for services paid with
 receivable from shareholder,
 December 31, 1998                                   --         --             --              --         6,386           6,386

Net loss for the period from December
     10, 1987 through December 31, 1998              --         --             --        (402,256)           --        (402,256)
                                              ---------     ------       --------       ---------        ------       ---------

BALANCE, DECEMBER 31, 1998                    1,000,000      1,000        403,146        (402,256)           --           1,890

Issuance for cash, April 16, 1999,
$0.10 per share                                 200,002        200         19,800              --            --          20,000

Net loss for the year ended
 December 31, 1999                                   --         --             --         (34,834)           --         (34,834)
                                              ---------     ------       --------       ---------        ------       ---------

BALANCE, DECEMBER 31, 1999                    1,200,002      1,200        422,946        (437,090)           --         (12,944)

Net loss for the year ended
December 31, 2000                                    --         --             --         (25,647)           --         (25,647)
                                              ---------     ------       --------       ---------        ------       ---------

BALANCE, DECEMBER 31, 2000                    1,200,002     $1,200       $422,946       $(462,737)       $   --       $ (38,591)
                                              =========     ======       ========       =========        ======       =========

   The accompanying notes are an integral part of these financial statements.

                                NEW SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                             CUMULATIVE FROM
                                                                 FOR THE YEARS ENDED        DECEMBER 10, 1987
                                                                     DECEMBER 31,          (DATE OF INCEPTION)
                                                              --------------------------        THROUGH
                                                                  2000           1999       DECEMBER 31, 2000
                                                              -----------    -----------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net, loss                                                    $ (25,647)      $ (34,834)       $(462,737)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
 Compensation paid with common stock                                 --              --          208,600
 Compensation paid with furniture and equipment                      --              --            6,471
 Compensation paid with stock of subsidiary                          --              --          129,000
 Compensation paid by reduction of receivable                        --              --            6,240
 Depreciation                                                        --              --           15,778
 Purchased research and development                                  --              --           90,000
 Amortization of goodwill                                            --              --           56,442
 Amortization of debt discount                                       --              --            5,650
 Changes in assets and liabilities, net of effects from
  acquisition of CSH Corporation:
   Accounts receivable                                               --              --            4,941
   Inventory                                                         --              --            2,941
   Accounts payable and accrued liabilities                      (4,471)         13,686           13,273
 Minority interest in loss of subsidiary                             --              --          (64,441)
 Gain from sale of interest in subsidiary                            --              --         (116,214)
 Gain from disposal of discontinued operations                       --              --         (173,766)
 Extraordinary gain from forgiveness of debt                         --              --          (10,346)
                                                              ---------       ---------        ---------
        NET CASH USED BY OPERATING ACTIVITIES                   (30,118)        (21,148)        (288,168)
                                                              ---------       ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of furniture and equipment                                 --              --          (20,015)
 Purchase of CSH Corporation                                         --              --          (26,000)
                                                              ---------       ---------        ---------
        NET CASH USED BY INVESTING ACTIVITIES                        --              --          (46,015)
                                                              ---------       ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of common stock                              --          20,000          403,411
 Stock issuance costs paid                                           --              --          (76,954)
 Distribution to shareholder                                         --              --          (21,000)
 Proceeds from subsidiary issuance of common stock                   --              --           54,800
 Proceeds from borrowing                                             --              --           15,560
 Principal payments on notes payable and obligations                 --              --          (76,060)
 Proceeds from borrowing from related parties                    30,000              --          117,016
 Principal payments on notes payable to related parties              --              --          (81,661)
                                                              ---------       ---------        ---------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                30,000          20,000          335,112
                                                              ---------       ---------        ---------

NET INCREASE (DECREASE) IN CASH                                    (118)         (1,148)             929
CASH AT BEGINNING OF PERIOD                                       1,047           2,195               --
                                                              ---------       ---------        ---------
CASH AT END OF PERIOD                                         $     929       $   1,047        $     929
                                                              =========       =========        =========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
 Cash paid for interest                                       $      --       $      --        $   3,483
                                                              =========       =========        =========

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

     CSH's operations consisted of developing, marketing and selling computer software. Although financing was provided by Systems and other minority interests, CSH was unable to obtain profitable operations due to its software not being accepted in commercial quantities. Pursuant to a vote by Systems' shareholders on April 28, 1989, CSH filed a registration statement with the Securities and Exchange Commission to allow Systems to distribute its CSH shares to the Systems shareholders, However, the distribution never occurred because, prior to the registration statement becoming effective, CSH was dissolved as a corporate entity on November 1, 1990.

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

                                NEW SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


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

     BASIS OF PRESENTATION - The Company has no operations and has accumulated losses since inception of $462,737. This situation raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the amount and classification of liabilities that might result from the outcome of this uncertainty. Management is currently seeking one or more potential business ventures through acquiring or merging with a company with viable operations.

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

                                NEW SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


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

NOTE 4 - INCOME TAXES

     The Company has paid no federal or state income taxes for any period. The tax effect of the temporary difference that gave rise to the deferred tax asset at December 31, 1999, is as follows:

     Operating loss carry forward                                 $ 94,522
     Valuation allowance                                           (94,522)
                                                                  --------

     TOTAL DEFERRED TAX ASSETS                                    $     --
                                                                  ========

     As of December 31, 2000, the Company had net operating loss carry forwards for federal income tax reporting purposes of $253,411 which, if unused, will expire from 2003 through 2020.

     The following is a reconciliation of the income tax computed using the federal statutory rate to the provision for income taxes:

                                                     2000           1999
                                                   --------       --------
     Tax at federal statutory rate (34%)           $ (8,720)      $(11,844)
     State benefit, net of federal benefit             (846)        (1,150)
     Change in valuation allowance                    9,566         12,994
                                                   --------       --------

     PROVISION FOR INCOME TAXES                    $     --       $     --
                                                   ========       ========

NOTE 5 - NOTE PAYABLE TO RELATED PARTY

On April 17, 2000, a stockholder loaned the Company $30,000. The note bears zero interest and is due on demand. There were no services contributed to the Company by any shareholder or officer during 2000 or 1999.