Form 10QSB
period 2001-03-31
NEW SYSTEMS INC
filed 2001-05-14
CIK 831659

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 Form 10-QSB


[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended March 31, 2001
                                -------------


[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


                         Commission File No 33-21085

                               NEW SYSTEMS, INC.
           ------------------------------------------------------
           (Exact name of Registrant as specified in its charter)

            NEVADA                                           87-0454377
-------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

   3040 E. Commercial Blvd., Ft. Lauderdale, Florida              33308
   -------------------------------------------------            ----------
       (Address of principal executive offices)                 (Zip Code)

                                (954) 772-2297
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


            5 Clancy Lane South, Rancho Mirage, California 92270
            ----------------------------------------------------
                                (Former Address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, or for such shorter period that the registrant was required to file such report, and (2) has been subject to such filing requirements for the past 90 days.

                  Yes (X)                    No (  )

Common Stock, $.001 par value                          3,353,000
-----------------------------                 ----------------------------
          Class                               Number of shares outstanding

                                INDEX
                                -----
                                                                      Page
                                                                      ----
PART I - FINANCIAL INFORMATION

Part I.  Financial Information

   Item 1.   Financial Statements

      Balance Sheet as of March 31, 2001 (unaudited)                  2

      Statement of Operations for the three month periods
      ended March 31, 2001 and March 31, 2000 and from
      inception, December 10, 1987 through March 31, 2001
      (unaudited).                                                    3

      Statement of Cash Flows for the periods ended March
      31, 2001 and March 31, 2000 and from inception,
      December 10, 1987 through March 31, 2001 (unaudited).           4

      Notes to Financial Statements                                   5

   Item 2.   Management's Discussion and Analysis or Plan of
             Operation                                                7

Part II.     OTHER INFORMATION

   Item 4.   Submission to a Vote of the Security Holders             8

   Item 5.   Other Information                                        8

   Item 6.   Exhibits and Reports on Form 8-K                         10

Signatures                                                            11

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
          --------------------

                             New Systems. Inc.

                               Balance Sheet
                               -------------
                              March 31, 2001
                                (unaudited)


                       ASSETS
Current Assets:
Cash in bank                                                     $   15,000
                                                                 ----------
     Total Current Assets                                        $   15,000
                                                                 ----------
Total Assets                                                     $   15,000
                                                                 ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes Payable                                                  $   15,000
                                                                 ----------
Total Liabilities                                                $   15,000
                                                                 ----------

Stockholder's Equity:
  Common Stock                                                   $    1,553
  Additional paid-in capital                                     $  464,593
  Deficit accumulated during development stage                   $ (466,146)
  Stockholder's Equity                                           $        0
                                                                 ----------
Total Liability and Stockholders' equity                         $   15,000
                                                                 ==========




           The accompanying notes are an integral part of these unaudited financial statements

                          New Systems, Inc.

                       Statement of Operations
                       -----------------------
                            (unaudited)

                                                                               Cumulative from
                                                                               December 10, 1987
                                                   For the Quarter Ended       (Date of Inception)
                                                        March 31,              through March 31,
                                                    2001            2000              2001
                                                 ----------      ----------    ------------------

General and Administrative Expenses              $    3,409      $    6,353        $   300,586
                                                 ----------      ----------        -----------
Loss from continued operations                       (3,409)         (6,353)          (300,586)

Discontinued operations:
  Loss from prior business discontinued                  0               0           (349,672)
  Gain from disposal of prior business                   0               0            173,766
                                                ----------      ----------        -----------
Loss before extraordinary gain                      (3,409)         (6,353)          (476,492)

Extraordinary gain from forgiveness of debt              0               0             10,346
                                                ----------      ----------        -----------
Net Loss                                        $   (3,409)     $   (6,353)       $  (466,146)
                                                ==========      ==========        ===========
Basic and diluted loss per share
  Continued operations                          $     0.00      $    (0.01)
  Discontinued operations                             0.00            0.00
  Extraordinary gain                                  0.00            0.00
                                                ----------      ----------
Net loss per share                              $     0.00      $    (0.01)
                                                ==========      ==========
Weighted average common shares used in
  per share calculation                          1,202,365       1,200,002
                                                ==========      ==========





           The accompanying notes are an integral part of these unaudited financial statements

                          New Systems, Inc.
                       Statement of Cash Flows
                       -----------------------
                             (unaudited)

                                                                               Cumulative from
                                                                               December 10, 1987
                                                   For the Quarter Ended       (Date of Inception)
                                                        March 31,              through March 31,
                                                    2001            2000              2001
                                                 ----------      ----------    ------------------
Cash flow from operating activities:
   Net loss                                      $  (3,409)     $   (6,353)       $  (466,146)

   Adjustments for:
     Changes in current assets and liabilities      (9,520)          6,323             11,635
     Other items                                         0               0            153,414
                                                ----------      ----------        -----------
Net cash flow provided (used) by operating
     activities                                 $  (12,929)     $      (30)       $  (301,097)
                                                ----------      ----------        -----------
Net cash flow from investing activities         $        0      $        0        $   (46,015)
                                                ----------      ----------        -----------
Net cash flow from financing activities         $   27,000      $        0        $   362,112
                                                ----------      ----------        -----------
Net increase (decrease) in cash                 $   14,071      $      (30)       $    15,000

Cash at beginning of period                            929           1,047                  0
                                                ----------      ----------        -----------
Cash at end of period                           $   15,000      $    1,017        $    15,000
                                                ==========      ==========        ===========



           The accompanying notes are an integral part of these unaudited financial statements

                        New Systems,  Inc.
                  Notes to Financial Statements
                  -----------------------------
                           (unaudited)

NOTE 1. ACCOUNTING POLICIES AND OTHER DISCLOSURES

The condensed financial statements included in this Form I0-QSB Report are unaudited and have been prepared to provide information with respect to the interim three month periods ending March 31, 2001 and 2000, at a time when the Company is in a development stage, These financial statements have also been prepared assuming that the Company will obtain adequate financing to continue as a going concern. Due to losses since its inception and inasmuch as the Company is currently not engaged in any revenue producing activities, such financing will most likely be obtained through the issuance of its equity securities. The Company currently has 250,000,000 shares of common stock authorized for issuance of which 1,553,000 shares are issued and outstanding as of May 8, 2001. The issuance of any additional shares of common stock will result in dilution of the Company's current shareholders.

The Company is seeking to enter into a reorganization or merger with a business venture or a business entity, which is currently or has the potential to be successful. The Company can give no assurance that such a business venture, entity or opportunity can be located. If the Company should be successful in this endeavor, the consummation of such transaction, either through a merger or other type of reorganization would in all probability require that substantial additional shares of common stock be issued. Such a transaction would accordingly substantially dilute the Company's existing stockholders.

The Company's report on Form 10-KSB for the year ended December 31, 2000, contains financial statements which have been audited by an independent certified public accounting firm and their report on the Company's financial statements is contained therein. Additional information regarding the Company's activities since inception, the accounting policies followed by the Company and other pertinent financial disclosures are contained in the footnotes accompanying the audited financial statements in such Report. The footnotes to the unaudited financial statements are an integral part of the financial statements and have been prepared in conformity with generally accepted accounting principles for the interim periods presented and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission.

Item 2.    Management's Discussion and Analysis
           ------------------------------------

The Company is not currently engaged in any business operations but is seeking a suitable business to acquire or an entity with which it can enter into an acquisition, merger or similar combination transaction. The form of any such reorganization cannot be determined until a suitable business opportunity is presented. The Company has very limited financial resources and therefore management is relying on its recent shareholder association with Ram Venture Holdings Corp ("RAM") to provide the Company with sufficient financial resources to continue its search for an entity or business which the Company can acquire or enter into a reorganization. Management is also relying on RAM to provide introductions to individuals who may facilitate locating a business or entity interested in being acquired or reorganizing with the Company. The Company intends to take advantage of any reasonable business proposal presented which management believes will provide the Company and its stockholders with a viable business opportunity. The board of directors will make the final decision in determining whether to complete any acquisition or reorganization unless otherwise required by applicable law, the articles of incorporation, its bylaws or by contract. Consequently, specific, prior stockholders' approval of any acquisition or reorganization may not be sought unless required.

Investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial time and attention from management. Investigation will also result in the Company incurring expenses for the payment of accountants, attorneys, and possibly others involved in such an inquiry. If a decision is made not to consummate, participate or complete the acquisition of a business opportunity, expenses incurred will not be recoverable. Furthermore, there can be no assurance that the Company's participation in any business opportunity will ultimately be successful.

Management is not able to determine the amount of time or the resources that will be necessary to locate, investigate and possibly acquire or merge with a business prospect. If and when the Company locates a business opportunity, and if an opportunity results in completion of the intended transaction, there can be no assurance that after the transaction is completed the Company will have any profitable operations. The possibility also exists that the Company will never be able to acquire, regardless of the form or manner of such intended acquisition, any interest in any business prospect, products or opportunities.

Management will give consideration to, and assess the potential profitability and adequacy of the working capital of any business operations which the Company may investigate and possibly acquire. These are only some of the factors which management will utilize in determining the terms and conditions under which the Company might consummate any acquisition or reorganization. Potential business opportunities, no matter which form they may take, will undoubtedly result in substantial dilution for the Company's shareholders due to the need for the issuance of additional shares of the Company's existing common stock to acquire a business opportunity.

LIQUIDITY, CAPITAL RESOURCES AND RESULTS OF OPERATIONS

At March 31, 2001, the Company had $15,000 in current and total assets, as compared to $929 at December 31, 2000, and no shareholders' equity as compared to a shareholders' deficiency of ($38,591) at December 31, 2000. The increase in current and total assets was the result of the Company's increase in cash and the increase in shareholders' equity was the result of the Company's issuance of common stock during the period.

Working capital, if any, obtained in the future will be used to prepare and file all periodic reports, as required by the Securities and Exchange Act of 1934, for at least one year. During the corresponding period of the prior year, that is the quarter ended March 31, 2000, the Company was not engaged in any business operations or in any other commercial activities.

Since its inception on or about December 10, 1987, the Company has not engaged any profitable operations and has utilized all funds received from its initial public offering attempting to conduct viable commercial operations, It is not anticipated that the Company will generate any revenue in the future unless an operating business opportunity is located and a merger or other form of reorganization is consummated. The Company intends to investigate various business opportunities. The effort will likely result in management incurring out of pocket expenses and expenses associated with legal and accounting services. Such costs and expenses will increase the financial burden on the Company with no guarantee that any benefit will result from the expenditures or from the efforts of management.

The Company currently has no employees and does not intend to employ anyone in the future. The Company has maintained at no cost a mailing address and telephone at the office of Mr. Lloyd T. Rochford, the Company's former sole director and officer. During April, 2001, the Company's mailing address and telephone were transferred to the offices of Ram Venture Holdings Corp, a new major shareholder of the Company.


                      PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

On March 1, 2001, at a special meeting, shareholders representing more than fifty-seven percent (57%) of the shares eligible approved the cancellation of shares of the Company's common stock previously issued to insiders effective March 9, 2001 and a 4 for 1 forward split of its Common Stock in which four (4) shares were issued for each one (1) share of the Company's outstanding Common Stock (268,250 shares) payable March 16, 2001 to shareholders of record as of March 13, 2001.


Item 5.   Other Information
          -----------------

On March 13, 2001, the Company sold 120,000 shares of its restricted Common Stock to KM Financial, Inc. for $12,000, or $.10 per share and issued 360,000 shares of restricted Common Stock for $250,000. In addition, Ram Venture Holdings Corp. and its affiliates, purchased a total of 819,984 shares, representing 52.8% of the company's Common Stock.

Changes in Control of Registrant
--------------------------------

The Company has for some period of time been seeking to locate an existing operating business with which the Company might enter into a merger, acquisition or similar transaction. Despite investigation of several possible merger or acquisition targets, the Company's efforts have thus far been unsuccessful. As a result, the Company's management determined to seek assistance in revitalizing those efforts.

After several discussions, the Company reached agreement with RAM Venture Holdings Corp. ("RAMV"), a publicly held Florida investment management company, in which RAMV acquired a substantial ownership position in the Company's Common Stock and assumed a leadership role in continuing the Registrant's search for a suitable merger or acquisition candidate. RAM Venture Holdings Corp. and affiliates of RAM Venture Holding Corp. purchased a total of 819,984 shares, representing 52.8% of the Company's Common Stock, including 360,000 shares of the Company's authorized, previously unissued Common Stock for assumption and payment of Company debt in the amount of Fifty Thousand ($50,000.00) Dollars, or approximately $.14 per share.

With the new issuance stock purchased by RAM Venture Holdings Corp., the Company had 1,553,000 shares of its Common Stock issued and outstanding.

Following the agreement, and following the acquisition of a majority of the Company's Common Stock, the management and Board of Directors of the Company were replaced in sequence by the management of Board of Directors of RAM Venture Holdings Corp. Accordingly, following the change in control, the Company's officers and directors are: Norman H. Becker, Frank R. Bauer and Diane Martini.

On May 2, 2001, the Company issued an additional 1,500,000 restricted shares of its authorized but previously unissued Common Stock to RAM Venture Holdings Corp. for management, administration and consulting services to be provided and 300,000 restricted shares of its authorized but previously unissued Common Stock to KM Financial, Inc. for consulting services rendered and to be rendered. Following those new issuances, the number of issued and outstanding shares of the Company's Common Stock is 3,353,000.

References made here to the number of shares of the Company's Common Stock have taken into account a 4 to 1 forward split of the Company's Common Stock which took effect on March 16, 2001. The forward split resulted in four shares of the Company's common stock being exchanged for every one share of currently outstanding stock

NORMAN H. BECKER has been a director of RAM Venture Holdings Corp. since July 1, 1987. On January 15, 1993, Mr. Becker was appointed that company's President. Since January, 1985, Mr. Becker has also been self-employed in the practice of public accounting in Hollywood, Florida. Mr. Becker is a graduate of City College of New York (Bernard Baruch School of Business) and is a member of a number of professional accounting associations including the American Institute of Certified Public Accountants, the Florida Institute of Certified Public Accountants and the Dade Chapter of Florida Institute of Certified Public Accountants.

FRANK R. BAUER has been an Officer and a director of RAM Venture Holdings Corp. since February 15, 1988 and its Vice President since January 4, 1993 through September, 1996. Mr. Bauer was also President and Chief Executive Officer of Specialty Device Installers, Inc., a privately held Florida corporation engaged in outside plant utility and construction contracting. In September of 1996 Specialty Device Installers, Inc. was acquired by Guardian International, Inc. Mr. Bauer is presently a manager at Guardian International, Inc. Mr. Bauer holds the Bachelor of Business Administration Degree from Stetson University in Deland, Florida.

DIANE MARTINI has been Secretary/Treasurer and a director of RAM Venture Holdings Corp.since January 12, 1993. Ms. Martini is also President and Chief Executive Officer of Financial Communications, Inc., a privately held Florida public relations and business consulting firm. Ms. Martini is married to the principal shareholder or RAM Venture Holdings Corp., Ronald A. Martini.

While there can be no assurances given, the Company is optimistic that with the incentive of ownership of a majority of the Company's issued and outstanding Common Stock, RAM Venture Holdings Corp. will be able to guide the Company to a suitable acquisition or merger transaction for the ultimate benefit of all of the Company's shareholders.

Item 6.   Exhibits and Reports on Form 8-K

(b)	Reports on Form 8-K

The Registrant filed one Current Report on Form 8-K during the quarter ended March 31, 2001. On March 20, 2001, the Registrant filed a current report on Form 8-K dated March 16, 2001, reporting the changes in control of the Registrant reflected in Part II, Item 5. of this Quarterly Report on Form 10-QSB.

                          SIGNATURES

In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NEW SYSTEMS, INC.


May 11, 2001                       BY:_____/s/ Norman H. Becker______
                                      Norman H. Becker, President and
                                      Director