Form 10QSB
period 2001-06-30
NEW SYSTEMS INC
filed 2001-08-14
CIK 831659

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  Form 10-QSB

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 2001
                                                -------------

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the transition period from ---- to ----

                       Commission File number 33-20185


                              NEW SYSTEMS, INC.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

         Nevada                                               87-0454377
-------------------------------                           -------------------
(State of other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


          3040 East Commercial Blvd., Ft. Lauderdale, Florida 33308
          ---------------------------------------------------------
             (Address of principal executive office and zip code)

                                 (954) 772-2297
                          ---------------------------
                          (Issuer's telephone number)


            -----------------------------------------------------
            (Former name, former address, and former fiscal year,
                 if changed since last report)


     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least
the past 90 days.  Yes  [X]    No [_]

              APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     On August 1, 2001, there were 3,353,000 shares of the Registrant's Common Stock issued and outstanding, $.001 par value.

                             NEW SYSTEMS, INC.


                                   INDEX



PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Balance Sheet - June 30, 2001 (Unaudited)

               Statement of Operations - Three months and six months ended June 30, 2001 and 2000 (Unaudited).

               Statement of Cash Flows - Six months ended June 30, 2001 and 2000 (Unaudited), and from inception, December 10, 1987 through June 30, 2001.

               Notes to Financial Statements.

     Item 2.   Management's Discussion and Analysis of Financial
               Condition or Plan of Operation.

PART II.   OTHER INFORMATION

     Item 1.   Legal Proceedings

     Item 2.   Changes in Securities

     Item 3.   Defaults Upon Senior Securities

     Item 4.   Submission of Matters to a Vote of Security-Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

                            NEW SYSTEMS, INC.


                     PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

                           NEW SYSTEMS. INC.
                             BALANCE SHEET
                             JUNE 30, 2001
                              (UNAUDITED)


                           ASSETS

CURRENT ASSETS:
  Cash in bank                               $   23,506
                                             ----------
     Total Current Assets                        23,506
                                             ----------
     TOTAL ASSETS                            $   23,506
                                             ==========

           LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Notes Payable - parent                     $   25,000
                                             ----------
     TOTAL LIABILITIES                       $   25,000
                                             ----------
Stockholders' Deficit:
  Common Stock, par value $.001;
   250,000,000 shares authorized;
   3,353,000 shares issued and outstanding   $    3,353
  Additional paid-in capital                    822,793
  Deficit accumulated during
    development stage                          (827,640)
                                             ----------
     Stockholders' Deficit                       (1,494)
                                             ----------
     TOTAL LIABILITY AND
       STOCKHOLDERS' DEFICIT                 $   23,506
                                             ==========




The accompanying notes are an integral part of these unaudited financial statements.

                          NEW SYSTEMS, INC.
                       STATEMENT OF OPERATIONS
                             (UNAUDITED)

                                                                                                Cumulative from
                                               Three Months                Six Months          December 10, 1987
                                               ended June 30,             ended June 30,      (Date of Inception)
                                            2001         2000          2001         2000      through June 30, 2001
                                         ----------   ----------    ----------   ----------   ---------------------
REVENUES:
  Interest income                        $      166   $      -      $      166   $      -         $      166
                                         ----------   ----------    ----------   ----------       ----------

GENERAL AND ADMINISTRATIVE EXPENSES:
  Consulting fees - related party           360,000          -         360,000          -            360,000
  Other                                       1,660       15,528         5,069       21,881          302,246
                                         ----------   ----------    ----------   ----------       ----------
                                            361,660       15,528       365,069       21,881          662,246
                                         ----------   ----------    ----------   ----------       ----------

Loss from continued operations             (361,494)     (15,528)     (364,903)     (21,881)        (662,080)

Discontinued operations:
  Loss from prior business discontinued         -            -             -            -           (349,672)
  Gain from disposal of prior business          -            -             -            -            173,766
                                         ----------   ----------    ----------   ----------       ----------
Loss before extraordinary gain             (361,494)     (15,528)     (364,903)     (21,881)        (837,986)

Extraordinary gain from
  forgiveness of debt                           -            -             -            -             10,346
                                         ----------   ----------    ----------   ----------       ----------
Net Loss                                 $ (361,494)  $  (15,528)   $ (264,903)  $  (21,881)      $ (827,640)
                                         ==========   ==========    ==========   ==========       ==========

Basic and diluted loss per share:
  Continued operations                   $     (.13)  $     (.01)   $     (.19)  $     (.02)
  Discontinued operations                       -            -             -            -
  Extraordinary gain                            -            -             -            -
                                         ----------   ----------    ----------   ----------
Net loss per share                       $     (.13)  $     (.01)   $     (.19)  $     (.02)
                                         ==========   ==========    ==========   ==========

Weighted average common shares
  used in per share calculation           2,739,813    1,200,002     1,905,242    1,200,002
                                         ==========   ==========    ==========   ==========



The accompanying notes are an integral part of these unaudited financial statements.

                             NEW SYSTEMS, INC.
                          STATEMENT OF CASH FLOWS
                                (UNAUDITED)


                                                                         Cumulative from
                                                 Six Months             December 10, 1987
                                               ended June 30,          (Date of Inception)
                                             2001         2000        through June 30, 2001
                                          ----------   ----------     ---------------------

CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                $ (364,903)  $ (21,881)           $ (827,640)

Adjustments for:
 Changes in current assets
   and liabilities                            (9,520)     29,185                11,635
 Other items                                     -           -                 153,414
                                          ----------   ---------            ----------
Net cash flow provided (used)
  by operating activities                   (374,423)      7,304              (662,591)
                                          ----------   ---------            ----------
Net cash flow from investing
  activities                                     -           -                 (46,015)
                                          ----------   ---------            ----------
Net cash flow from financing
 activities                                  397,000         -                 732,112
                                          ----------   ---------            ----------

Net increase (decrease) in cash               22,577       7,304                23,506

Cash at beginning of period                      929       1,047                   -
                                          ----------   ---------            ----------
Cash at end of period                     $   23,506   $   8,351            $   23,506
                                          ==========   =========            ==========




The accompanying notes are an integral part of these unaudited financial statements

                             NEW SYSTEMS, INC.
                     NOTES TO FINANCIAL STATEMENTS
                               JUNE 30, 2001
                                (Unaudited)



NOTE 1 -  ACCOUNTING POLICIES AND OTHER DISCLOSURES
          -----------------------------------------

          The condensed financial statements included in this Form 10-QSB Report are unaudited and have been prepared to provide information with respect to the interim three month and six month periods ending June 30, 2001 and 2000, at a time when the Company is in a development stage. These financial statements have also been prepared assuming that the Company will obtain adequate financing to continue as a going concern. Due to losses since its inception and inasmuch as the Company is currently not engaged in any revenue producing activities, such financing will most likely be obtained through the issuance of its equity securities. The Company currently has 250,000,000 shares of common stock authorized for issuance of which 3,353,000 shares are issued and outstanding as of August 1, 2001. The issuance of any additional shares of common stock will result in dilution of the Company's current shareholders.

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

                             NEW SYSTEMS, INC.
                      NOTES TO FINANCIAL STATEMENTS
                              JUNE 30, 2001
                               (Unaudited)


NOTE 2 -  STOCKHOLDERS' EQUITY
          --------------------

          On March 1, 2001, shareholders approved a four-for-one (4:1) forward split of its common stock in which four (4) shares were issued for each one (1) share of the Company's outstanding common stock. The accompanying financial statements have been restated to reflect the effects of the stock split for all periods presented. In addition, shareholders approved the cancellation of 3,728,008 shares of the Company's common stock for no consideration. The shares were previously issued to insiders.

          On March 13, 2001, the Company sold 120,000 shares of its restricted common stock for $12,000 or $.10 per share and issued 360,000 shares of restricted common stock for $200,000 and the assumption of a note of $50,000 or $.69 per share.

          On May 2, 2001, the Company issued an additional 1,800,000 shares for management, administration and consulting services to be provided, valued at $360,000 or $.20 per share. Following those new issuances, the number of issued and outstanding shares of the Company's common stock is 3,353,000 shares.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

LIQUIDITY, CAPITAL RESOURCES AND RESULTS OF OPERATIONS

     At June 30, 2001, the Company had $23,506 in current and total assets, as compared to $929 at December 31, 2000, and a shareholders' deficiency of ($1,494) as compared to a shareholders' deficiency of ($38,591) at December 31, 2000. The increase in current and total assets was the result of the Company's increase in cash and the increase in shareholders' equity was the result of the Company's issuance of common stock during the period.

     Working capital, if any, obtained in the future will be used to prepare and file all periodic reports, as required by the Securities and Exchange Act of 1934, for at least one year. During the corresponding period of the prior year, that is the six months ended June 30, 2000, the Company was not engaged in any business operations or in any other commercial activities.

     Since its inception on or about December 10, 1987, the Company has not engaged in any profitable operations and has utilized all funds received from its initial public offering attempting to conduct viable commercial operations. It is not anticipated that the Company will generate any revenue in the future unless an operating business opportunity is located and a merger or other form of reorganization is consummated. The Company intends to investigate various business opportunities. The effort will likely result in management incurring out of pocket expenses and expenses associated with legal and accounting services. Such costs and expenses will increase the financial burden on the Company with no guarantee that any benefit will result from the expenditures or from the efforts of management.

     At present, the Company does not own any property. The Company maintains its business address at a minimal cost at the office of one of its stockholders, RAM Venture Holding Corp. Administrative services, including the use of fixtures, furniture and equipment, and the use of employees to provide secretarial and bookkeeping services, are provided to the Company at minimal cost by RAM Venture Holdings Corp. and the Company's current officers and directors.

                             PART II
                             -------

Item 1.   LEGAL PROCEEDINGS
          -----------------

          Not applicable.


Item 2.   CHANGE IN SECURITIES
          --------------------

          On March 13, 2001, the Company sold 120,000 shares of its restricted Common Stock to KM Financial, Inc. for $12,000, or $.10 per share and issued 360,000 shares of restricted Common Stock to RAM Venture Holdings Corp. for $250,000.

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

          In connection with these sales of the Company's securities, such sales were made to "accredited investors" as such term is defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended, and the Company relied on Rule 506 of Regulation D and/or Section 4(2) of the Act for exemption from the registration requirements of the Act.


Item 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

          Not Applicable


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          On March 1, 2001, at a special meeting, shareholders representing more than fifty-seven percent (57%) of the shares eligible approved the cancellation of shares of the Company's common stock previously issued to insiders effective March 9, 2001 and a 4 for 1 forward split of its Common Stock in which four (4) shares were issued for each one (1) share of the Company's outstanding Common Stock (268,250 pre-split shares) payable March 16, 2001 to shareholders of record as of March 13, 2001.

Item 5.   OTHER INFORMATION
          -----------------

          Change in Control of Registrant
          -------------------------------

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

          After several discussions, the Company reached agreement with RAM Venture Holdings Corp. ("RAMV"), a publicly held Florida investment management company, in which RAMV acquired a substantial ownership position in the Company's Common Stock and assumed a leadership role in continuing the Registrant's search for a suitable merger or acquisition candidate. RAM Venture Holdings Corp. and affiliates of RAM Venture Holding Corp. purchased a total of 819,984 shares, representing 52.8% of the Company's Common Stock, including 360,000 shares of the Company's authorized, previously unissued Common Stock for $250,000, which included the assumption and payment of Company debt in the amount of Fifty Thousand ($50,000.00) Dollars.

          Following the acquisition of a majority of the Company's Common Stock by RAM Venture Holdings Corp. and affiliates of RAM Venture Holdings Corp., the management and Board of Directors of the Company changed, and the current officers and directors of the Company are Norman H. Becker, Frank R. Bauer and Diane Martini.

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


          Subsequent Change in Control of Registrant
          ------------------------------------------

          The Company is informed that on or about July 23, 2001, the Company's shareholders, RAM Venture Holdings Corp. and KM Financial sold a total of 1,800,000 shares of its Common

          Stock, representing almost fifty-four percent (54%) of the Company's issued and outstanding Common Stock to Tremor Entertainment, Inc. ("Tremor"), a California company engaged in the development of software for the digital interactive entertainment industry for aggregate consideration of $505,000. As a result of this transaction, Tremor acquired majority control of the Company. The Company anticipates that the Company will be the acquirer in a reverse merger or in a similar combination transaction with Tremor.

          All references made here to the number of shares of the Company's Common Stock have taken into account a 4 to 1 forward split of the Company's Common Stock which took effect on March 16, 2001. The forward split resulted in four shares of the Company's common stock being exchanged for every one share of currently outstanding stock.

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

          Diane Martini has been Secretary/Treasurer and a director of RAM Venture Holdings Corp. since January 12, 1993. Ms. Martini is also President and Chief Executive Officer of Financial Communications, Inc., a privately held Florida public relations and business consulting firm. Ms. Martini is married to the principal shareholder of RAM Venture Holdings Corp., Ronald A. Martini.


          Change of Registrant's Certifying Accountant
          --------------------------------------------

          The Company changed accountants from Hansen Barnett & Maxwell to Baum & Company, P.A. The Company terminated Hansen

          Barnett & Maxwell by resolution by the Company's Board of Directors dated August 7, 2001. The report of Hansen Barnett & Maxwell on the Company's financial statements for the fiscal year ended December 31, 2000 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except for a going concern uncertainty.

          In connection with the audit of the Company's financial statements for the fiscal year ended December 31, 2000, and in the subsequent interim period, there were no disagreements, disputes, or differences of opinion with Hansen Barnett & Maxwell on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of Hansen Barnett & Maxwell would have caused Hansen Barnett & Maxwell to make reference to the matter in its report.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a)  See attached Exhibit 16.1

          (b) There were no Reports on Form 8-K filed for the period ended June 30, 2001.

                           SIGNATURES
                           ----------

In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NEW SYSTEMS, INC.


August 10, 2001                 By:__/s/Norman H. Becker___________
                                   Norman H. Becker, President