Form 10QSB
period 2001-09-30
NEW SYSTEMS INC
filed 2001-11-09
CIK 831659

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 Form 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended September 30, 2001
                                            ------------------

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                For the transition period from ____ to ____


                      Commission File Number: 33-20185
                                              --------

                               NEW SYSTEMS, INC.
-----------------------------------------------------------------------------
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

     On October 31, 2001, there were 3,353,000 shares of the Registrant's Common Stock issued and outstanding.

                             NEW SYSTEMS, INC.

                                   INDEX
                                   -----


PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Balance Sheet - September 30, 2001 (Unaudited)

               Statement of Operations - Three months and nine months ended September 30, 2001 and 2000 (Unaudited).

               Statement of Cash Flows - Nine months ended September 30, 2001 and 2000 (Unaudited).

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

SIGNATURES

                              NEW SYSTEMS, INC.

                       PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements
          --------------------

                             NEW SYSTEMS. INC.
                               BALANCE SHEET
                            September 30, 2001
                                (UNAUDITED)


                              ASSETS
                              ------
CURRENT ASSETS:
  Cash in bank                                               $   23,519
                                                             ----------
    Total Current Assets                                         23,519
                                                             ----------
    TOTAL ASSETS                                             $   23,519
                                                             ==========

                LIABILITIES AND STOCKHOLDERS' DEFICIT
                -------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                           $    1,912
  Note payable - affiliate                                       25,000
                                                             ----------
    TOTAL LIABILITIES                                        $   26,912
                                                             ----------
Stockholders' Deficit:
  Common Stock, par value $.001;
    250,000,000 shares authorized;
    3,353,000 shares issued and
    outstanding                                              $    3,353
  Additional paid-in capital                                    822,793
  Deficit accumulated during
    development stage                                          (829,539)
                                                             ----------
    Stockholders' Deficit                                        (3,393)
                                                             ----------
    TOTAL LIABILITY AND
      STOCKHOLDERS' DEFICIT                                  $   23,519
                                                             ==========




The accompanying notes are an integral part of these unaudited financial statements.

                              NEW SYSTEMS, INC.
                           STATEMENT OF OPERATIONS
                                (UNAUDITED)

                                          Three Months                 Nine Months
                                       ended September 30,          ended September 30,
                                        2001         2000           2001          2000
                                    ----------    ----------     ----------    -----------
REVENUES:
  Interest income                   $      180    $    -         $      346    $      -
                                    ----------    ----------     ----------    -----------
GENERAL AND
  ADMINISTRATIVE EXPENSES:
    Consulting fees
      - related party                     -             -           360,000           -
    Other                                2,079         1,677          7,148         23,558
                                    ----------    ----------     ----------    -----------
                                         2,079         1,677        367,148         23,558
                                    ----------    ----------     ----------    -----------

Net Loss                            $   (1,899)   $   (1,677)    $ (366,802)   $   (23,558)
                                    ==========    ==========     ==========    ===========
Net loss per share                  $    -        $     -        $     (.15)   $      (.02)
                                    ==========    ==========     ==========    ===========
Weighted average common shares
  used in per share calculation      3,353,000     1,200,002      2,393,131      1,200,002
                                    ==========    ==========     ==========    ===========



The accompanying notes are an integral part of these unaudited financial statements.

                               NEW SYSTEMS, INC.
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                        Nine Months
                                                     ended September 30,
                                                    2001             2000
                                                 -----------     -----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                       $ (366,802)      $  (23,558)

  Adjustments for:
    Changes in current assets
      and liabilities                                (7,608)          23,586
                                                 ----------      -----------
Net cash flow provided (used)
  by operating activities                          (374,410)              28
                                                 ----------      -----------
Net cash flow from financing
  activities                                        397,000            -
                                                 ----------      -----------

Net increase (decrease) in cash                      22,590               28

Cash at beginning of period                             929            1,047
                                                 ----------      -----------

Cash at end of period                            $   23,519      $     1,075
                                                 ==========      ===========




The accompanying notes are an integral part of these unaudited financial statements

                             NEW SYSTEMS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                            September 30, 2001
                                (Unaudited)


NOTE 1 -  ACCOUNTING POLICIES AND OTHER DISCLOSURES
          -----------------------------------------

          The condensed financial statements included in this Form 10-QSB Report are unaudited and have been prepared to provide information with respect to the interim three month and nine month periods ending September 30, 2001 and 2000, at a time when New Systems, Inc. (the "Company") is in a development stage. These financial statements have also been prepared assuming that the Company will obtain adequate financing to continue as a going concern. Due to losses since its inception and inasmuch as the Company is currently not engaged in any revenue producing activities, such financing will most likely be obtained through the issuance of its equity securities. The Company currently has 250,000,000 shares of Common Stock, par value $0.001 per share (the "Common Stock") authorized for issuance of which 3,353,000 shares are issued and outstanding. The issuance of any additional shares of Common Stock will result in the dilution of the Company's current shareholders.

          Previously, the Company sought to enter into a reorganization or merger with a business venture or a business entity, which was or had the potential to be successful. The consummation of such a transaction would likely require the additional issuance of a substantial number of shares of Common Stock, which would substantially dilute the Company's existing stockholders.

          The Company believes it has found a suitable business opportunity to enter into a business combination with Tremor Entertainment, Inc. ("Tremor"). On August 21, 2001, the Company, New Tremor Acquisition Corp. ("Acquisition"), a wholly-owned subsidiary of the Company, and Tremor entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which each outstanding share of common stock, without par value, of Tremor ("Tremor Common Stock"), after giving effect to a 1-for-6000 split of Tremor Common Stock, will be converted into 2,000 shares of Common Stock of the Company, and Acquisition will be merged with and into Tremor and Tremor will continue as a wholly-owned subsidiary of the Company. Consummation of the merger is subject to various conditions, including, among other things, receipt of the approval of Tremor's shareholders.

                             NEW SYSTEMS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                            September 30, 2001
                                (Unaudited)


          NOTE 1 -  ACCOUNTING POLICIES AND OTHER DISCLOSURES (Cont'd)

          Certain terms and conditions of the merger may change prior to closing. The Company has been informed that at a special meeting of the shareholders of Tremor held on October 30, 2001, the Merger Agreement was approved by a majority of the outstanding shares of Tremor Common Stock and series A preferred stock. If a closing occurs following the merger, former shareholders of Tremor will own, in the aggregate, approximately 90.5% of the issued and outstanding Common Stock of the Company, assuming no additional issuances of Common Stock of the Company during the period between the signing and the closing of the Merger Agreement.

          Tremor is a developer of interactive entertainment software for the most popular video game consoles, including Sony PlayStation, Sega Dreamcast and Microsoft's upcoming Xbox. Tremor creates software that provides immersive game experiences by combining advanced technology with engaging content, vivid graphics and rich sounds. Tremor currently has an agreement with Microsoft under which Tremor is creating a major original product for Microsoft's Xbox. Xbox, which is planned for release in November 2001, will represent Microsoft's first foray into video game hardware. At this time, all of Tremor's development activities are being dedicated to the completion of the game.

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

                             NEW SYSTEMS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                            September 30, 2001
                                (Unaudited)

          of the financial statements and have been prepared in conformity with generally accepted accounting principles for the interim periods presented and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
          ---------------------------------------------------------

     The Company is not currently engaged in any business operations but has sought a suitable business to acquire or an entity with which it could enter into an acquisition, merger or similar combination transaction. The form of any such reorganization cannot be determined until a suitable business opportunity is presented. The Company has very limited financial resources and therefore management relied on its recent shareholder association with Ram Venture Holdings Corp ("RAMVH") to provide the Company with sufficient financial resources to continue its search for an entity or business which the Company can acquire or enter into a reorganization. During the quarter ended September 30, 2001, management relied on RAMVH to provide introductions to individuals who may facilitate locating a business or entity interested in being acquired or reorganizing with the Company, with the intent to take advantage of any reasonable business proposal presented which management believed would provide the Company and its stockholders with a viable business opportunity. The final decision in determining whether to complete any acquisition or reorganization would be made by the board of directors unless otherwise required by applicable law, the articles of incorporation, its bylaws or by contract. Consequently, prior stockholders' approval of any acquisition or reorganization would only be sought if required.

     Any investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments requires substantial time and attention from management. Investigation will also result in the Company incurring expenses for the payment of accountants, attorneys, and possibly others involved in such an inquiry. If a decision is made not to consummate, participate or complete the acquisition of a business opportunity, expenses incurred will not be recoverable. Furthermore, there can be no assurance that the Company's participation in any business opportunity will ultimately be successful.

     The Company believes it has found a suitable business opportunity to enter into a business combination with Tremor Entertainment Inc., a California corporation ("Tremor"). On August 21, 2001, the Company, New Tremor Acquisition Corp. ("Acquisition"), a wholly-owned subsidiary of the Company and Tremor entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which each outstanding share of common stock, without par value, of Tremor ("Tremor Common Stock"), after giving effect to a 1-for-6000 split of Tremor Common Stock, will be converted into 2,000 shares of Common Stock of the Company, and Acquisition will be merged with and into Tremor and Tremor will survive as a wholly-owned subsidiary of the Company. Consummation of the merger is subject to various conditions, including, among other things, receipt of the approval of Tremor's shareholders. Certain terms and conditions of the merger may change prior to closing. The Company has been informed that at a special meeting of the shareholders of Tremor held on October 30, 2001, the Merger Agreement was approved by a majority of the outstanding shares of Tremor Common Stock and series A preferred stock. If a closing occurs following the merger, former shareholders of Tremor will own, in the aggregate, approximately 90.5% of the issued and outstanding Common Stock of the Company, assuming no additional issuances of Common Stock of the Company during the period between the signing and the closing of the Merger Agreement.

     Tremor is a developer of interactive entertainment software for the most popular video game consoles, including Sony PlayStation, Sega Dreamcast and Microsoft's upcoming Xbox. Tremor creates software that provides immersive game experiences by combining advanced technology with engaging content, vivid graphics and rich sounds. Tremor currently has an agreement with Microsoft under which Tremor is creating a major original product for Microsoft's Xbox. Xbox, which is planned for release in November 2001, will represent Microsoft's first foray into video game hardware. At this time, all of Tremor's development activities are being dedicated to the completion of the game.

LIQUIDITY, CAPITAL RESOURCES AND RESULTS OF OPERATIONS
------------------------------------------------------

     At September 30, 2001, the Company had $23,519 in current and total assets, as compared to $929 at December 31, 2000, and a shareholders' deficiency of ($3,393) as compared to a shareholders' deficiency of ($38,591) at December 31, 2000. The increase in current and total assets was the result of the Company's increase in cash and the increase in shareholders' equity was the result of the Company's issuance of common stock during the period.

     Working capital, if any, obtained in the future will be used to prepare and file all periodic reports, as required by the Securities and Exchange Act of 1934. During the nine months ended September 30, 2001, the Company was not engaged in any business operations or in any other commercial activities.

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


Item 2.   CHANGE IN SECURITIES
          --------------------

          Not applicable.


Item 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

          Not applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          Subsequent Vote of Security Holders
          -----------------------------------

          On October 3, 2001, the Company received a written consent, in lieu of a stockholders' meeting, from RAM Venture Holdings Corp. ("RAMVH") and KM Financial Inc. ("KM"), as proxies for Tremor, the holder of a majority of the issued and outstanding shares of Common Stock of the Company. The written consent approved the Merger Agreement and an amendment to the Company's articles of incorporation to change the Company's corporate name to "Tremor Entertainment Inc." to be effective immediately after the merger upon the filing of an amendment with the Secretary of State of Nevada.

Item 5.   OTHER INFORMATION
          -----------------

          Change in Control of Registrant
          -------------------------------

          The Company was informed that on or about July 23, 2001, the Company's shareholders, RAMVH and KM sold a total of 1,800,000 shares of its Common Stock, representing almost fifty-four percent (54%) of the Company's issued and outstanding Common Stock to Tremor, for aggregate consideration of $505,000. As a result of this transaction, Tremor acquired majority control of the Company. Pursuant to the stock purchase agreement entered into among RAMVH, KM and Tremor, Tremor granted to RAMVH and to KM a proxy to vote the 1,800,000 shares, in Tremor's name at any meeting of stockholders of the Company or in connection with any written consent of the stockholders of the Company in lieu of a meeting thereof, which proxy shall terminate automatically at the effective time of the merger without any further action on the part of any party thereto.

          Proposed Merger of the Registrant
          ---------------------------------

          On August 21, 2001, the Company, Acquisition and Tremor entered into the Merger Agreement pursuant to which each outstanding share of Tremor Common Stock, after giving effect to a 1-for-6000 split of Tremor Common Stock, will be converted into 2,000 shares of Common Stock of the Company, and Acquisition will be merged with and into Tremor and Tremor will survive as a wholly-owned subsidiary of the Company. Consummation of the merger is subject to various conditions, including, among other things, receipt of the approval of Tremor's shareholders. Certain terms and conditions of the merger may change prior to closing. The Company has been informed that at a special meeting of the shareholders of Tremor held on October 30, 2001, the Merger Agreement was approved by a majority of the outstanding shares of Tremor Common Stock and series A preferred stock. If a closing occurs following the merger, former shareholders of Tremor will own, in the aggregate, approximately 90.5% of the issued and outstanding Common Stock of the Company, assuming no additional issuances of Common Stock of the Company during the period between the signing and the closing of the Merger Agreement.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a) There are no exhibits required to be filed for the period covered by this Report.

          (b)(i) On August 24, 2001, the Company filed a Report on Form 8-K announcing a change in accountants from Hansen Barnett & Maxwell to Baum & Company, P.A.

             (ii) On August 24, 2001, the Company filed a Report on Form 8-K announcing that the Company entered into an Agreement and Plan of Merger with New Tremor Acquisition Corp. and Tremor Entertainment, Inc.

                           SIGNATURES
                           ----------

     In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                      NEW SYSTEMS, INC.



November 8, 2001                      By:___/s/Norman H. Becker________
                                         Norman H. Becker, President