Form 10QSB
period 2001-12-31
TREMOR ENTERTAINMENT INC /NV/
filed 2002-02-20
CIK 831659

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to _____________

                         Commission File number 33-20185

                            TREMOR ENTERTAINMENT INC.

        (Exact name of small business issuer as specified in its charter)

                     Nevada                         87-0454377
         State of other jurisdiction of         (I.R.S. Employer
         incorporation or organization)         Identification No.)

               2621 West Empire Avenue, Burbank, California 91504
              ----------------------------------------------------
              (Address of principal executive office and zip code)

                                  818-729-0020
                         -------------------------------
                         (Registrant's telephone number)

                                New Systems, Inc.

              3040 Commercial Boulevard, Fort Lauderdale, FL 33308;
                      former fiscal year was December 31st
              ----------------------------------------------------
             (Former name, former address, and former fiscal year,
                          if changed since last report)

           Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the
past 90 days. Yes X    No _____

           On February 12, 2002, there were 16,361,000 shares of the Issuer's Common Stock issued and outstanding, $.001 par value.

                            TREMOR ENTERTAINMENT INC.

                                      INDEX

PART I - FINANCIAL INFORMATION

            Item 1.   Financial Statements

                      Balance Sheet - December 31, 2001 (Unaudited)

                      Statement of Operations  for the three
                      months and nine months ended  December
                      31, 2001 and 2000 (Unaudited)

                      Statement of Shareholders' Deficit - December 31, 2001 (Unaudited)

                      Statement of Cash Flows for the nine months ended December 31, 2001 and 2000 (Unaudited)

                      Notes to Financial Statements

            Item 2.   Management's   Discussion   and   Analysis  of   Financial
                      Condition and Results of Operations

PART II.   OTHER INFORMATION

            Item 2.   Changes in Securities

            Item 3.   Defaults Upon Senior Securities

            Item 6.   Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                            TREMOR ENTERTAINMENT INC.

                                  BALANCE SHEET
                                DECEMBER 31, 2001
                                   (UNAUDITED)

Assets
CURRENT ASSETS
   Cash                                                            $     8,053
   Receivables                                                             425
   Prepaid expenses                                                      4,746
--------------------------------------------------------------------------------
Total current assets                                                    13,224

PROPERTY AND EQUIPMENT, net                                             79,699

DEPOSITS                                                                11,352
SOFTWARE LICENSES                                                       18,631

--------------------------------------------------------------------------------
Total assets                                                       $   122,906
================================================================================
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

   Accounts payable                                                $   273,360
   Accrued expenses                                                    324,882
   Deferred revenue                                                      5,263
   Billings in excess of cost and estimated earnings                   357,681
   Notes payable - related party                                       612,500
--------------------------------------------------------------------------------
Total current liabilities                                            1,573,686
--------------------------------------------------------------------------------
Total liabilities                                                    1,573,686
--------------------------------------------------------------------------------
COMMITMENTS

STOCKHOLDERS' DEFICIT
   Common stock, par value $0.001, 250,000,000 shares
      authorized 16,361,000 shares issued and outstanding               16,361
   Additional paid-in capital                                        5,876,634
   Accumulated deficit                                              (7,343,775)
--------------------------------------------------------------------------------
Total stockholders' deficit                                         (1,450,780)
--------------------------------------------------------------------------------
Total liabilities and stockholders' deficit                        $   122,906
================================================================================

The accompanying notes are an integral part of these unaudited financial statements.

                            TREMOR ENTERTAINMENT INC.

                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

Three months ended December 31,                          2001              2000
=================================================================================

REVENUES                                           $    598,998      $    428,882

COST OF REVENUES                                        595,558           370,218
-----------------------------------------------------------------------------------

GROSS PROFIT                                              3,440            58,664
----------------------------------------------------------------------------------

OPERATING EXPENSES
   General and administrative                           311,693           354,975
   Research and development                               9,807            29,872
   Marketing                                                 88            26,263
----------------------------------------------------------------------------------

Total operating expenses                                321,588           411,110
----------------------------------------------------------------------------------

OPERATING LOSS                                         (318,148)         (352,446)

OTHER INCOME (EXPENSE)
   Interest expense                                      (3,850)             (799)
   Other income                                             115             2,146
----------------------------------------------------------------------------------

Total other income (expense)                             (3,735)            1,347
----------------------------------------------------------------------------------

NET LOSS                                               (321,883)         (351,099)

DIVIDENDS TO PREFERRED SHAREHOLDERS
   Cash dividends                                       (10,258)          (12,000)
----------------------------------------------------------------------------------

NET LOSS ATTRIBUTED TO COMMON SHAREHOLDERS         $   (332,141)     $   (363,099)
==================================================================================

Net loss per share - basic                         $       (.02)     $       (.02)

Net loss per share - diluted                       $       (.02)     $       (.02)

Shares used in per share calculation - basic         16,361,000        16,361,000

Shares used in per share calculation - diluted       16,361,000        16,361,000
==================================================================================

The accompanying notes are an integral part of these unaudited financial statements.

                            TREMOR ENTERTAINMENT INC.

                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


Nine months ended December 31,                          2001                2000
==================================================================================
REVENUES                                           $  1,735,216      $    829,576

COST OF REVENUES                                      1,731,732           804,221
----------------------------------------------------------------------------------

GROSS PROFIT                                              3,484            25,355
----------------------------------------------------------------------------------

OPERATING EXPENSES
   General and administrative                         1,362,264         1,233,127
   Research and development                              22,914           294,674
   Marketing                                              9,652            54,017
----------------------------------------------------------------------------------

Total operating expenses                              1,394,830         1,581,818
----------------------------------------------------------------------------------

OPERATING LOSS                                       (1,391,346)       (1,556,463)

OTHER INCOME (EXPENSE)
   Interest expense                                      (6,713)          (44,180)
   Other income                                           2,122             9,497
----------------------------------------------------------------------------------

Total other income (expense)                             (4,591)          (34,683)
----------------------------------------------------------------------------------

NET LOSS                                             (1,395,937)       (1,591,146)

DIVIDENDS TO PREFERRED SHAREHOLDERS
   Cash dividends                                       (34,258)          (12,000)
----------------------------------------------------------------------------------

NET LOSS ATTRIBUTED TO COMMON SHAREHOLDERS         $ (1,430,195)     $ (1,603,146)
==================================================================================

Net loss per share - basic                         $       (.09)     $       (.10)

Net loss per share - diluted                       $       (.09)     $       (.10)

Shares used in per share calculation - basic         16,361,000        16,361,000

Shares used in per share calculation - diluted       16,361,000        16,361,000
==================================================================================

 The accompanying notes are an integral part of these unaudited financial statements.



                                                      TREMOR ENTERTAINMENT INC.

                                                STATEMENTS OF SHAREHOLDERS' DEFICIT
                                                             (UNAUDITED)


                                     Preferred Stock               Common Stock    Additional
                                   ---------------------    --------------------    Paid-In      Accumulated    Treasury
                                    Shares       Amount       Shares   Amount       Capital       Deficit        Stock       Total
====================================================================================================================================
BALANCE, April 1, 2001            6,000,000   $ 600,000       2,445    $146,670  $ 5,222,359  $ (5,947,838)  $ (18,000) $     3,191

Adjustment to reflect reverse
   split of common stock                                         --    (444,166)     444,166                                     --
Retirement of fractional shares
   in connection with the New
   Systems, Inc. merger                                         (41)     (2,340)      (6,436)                                (8,776)
Conversion of preferred stock    (6,000,000)   (600,000)      5,000     300,000      300,000                                     --
Retirement of treasury stock                                                (90)     (17,910)                   18,000           --
Cancellation of Tremor common
   stock in connection with the
   New Systems, Inc. merger                                  (7,404)        (74)          74                                     --
Common stock issued in the
   exchange in connection with
   the New Systems, Inc. merger                          16,361,000      16,361      (31,361)                               (15,000)
Preferred stock cash dividends                                                       (34,258)                               (34,258)
Net loss                                                                                        (1,395,937)             $(1,395,937)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 2001               --          --  16,361,000    $ 16,361  $ 5,876,634  $ (7,343,775)  $      --  $(1,450,780)
====================================================================================================================================

                        The accompanying notes are an integral part of these unaudited financial statements.

                            TREMOR ENTERTAINMENT INC.

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

INCREASE (DECREASE) IN CASH

Nine months ended December 31,                                                  2001             2000
==========================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                 $(1,395,937)     $(1,591,146)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation                                                               46,868           38,280
      Common stock issued for compensation                                           --          241,500
      Warrants issued for compensation                                               --           14,400
      Non-cash interest expense                                                      --           40,117
      Changes in operating assets and liabilities:
        Receivables                                                             207,948         (316,806)
        Prepaid expenses                                                         (3,775)          20,054
        Other assets                                                             10,131          (30,028)
        Accounts payable                                                        225,117         (110,619)
        Accrued expenses                                                        161,304         (260,329)
        Deferred revenue                                                        (47,368)          53,421
        Billing in excess of cost and estimated earnings                         82,152          172,003
        Accrued estimated losses on projects                                         --         (104,200)
----------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                          (713,560)      (1,833,353)
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                          (19,451)         (22,994)
----------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                           (19,451)         (22,994)
----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                            --        1,450,000
   Proceeds from issuance of preferred stock                                         --          600,000
   Preferred stock cash dividend                                                (34,258)         (12,000)
   Payment on notes payable                                                          --          (40,000)
   Proceeds from notes payable - related party                                  850,000               --
----------------------------------------------------------------------------------------------------------
   Payments on notes payable - related party                                   (237,500)         (27,877)
----------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                       578,242        1,970,123
----------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                                (154,769)         113,776

CASH, beginning of period                                                       162,822            4,490
----------------------------------------------------------------------------------------------------------

CASH, end of period                                                         $     8,053      $   118,266
==========================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for:
      Interest paid                                                         $     6,713      $     4,520
==========================================================================================================
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
    Non cash item:
      Liability incurred for fractional common shares cancelled
          in connection with the New Systems, Inc. merger                         8,776               --
==========================================================================================================
           The accompanying notes are an integral part of these unaudited financial statements.

                            TREMOR ENTERTAINMENT INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 1 - BASIS OF PRESENTATION

     Tremor Entertainment Inc., ("Tremor" or the "Company"), designs and develops interactive entertainment software for the most popular video game consoles, including Sony PlayStation, Sega Dreamcast and Microsoft Xbox. The Company has one wholly owned subsidiary, Tremor Games, Inc.

     On December 12, 2001, Tremor Entertainment Inc. merged with New Tremor Acquisition Corp., a wholly owned subsidiary of New Systems, Inc. Subsequent to the merger, New Systems, Inc. changed its name to Tremor Entertainment Inc. and the company that was merged into the subsidiary of New Systems, Inc., formerly known as Tremor Entertainment Inc., became Tremor Games, Inc. (See Note 3).

     In the opinion of management, the accompanying financial statements reflect all adjustments consisting of normal recurring accruals and one time adjustments discussed below necessary to present fairly the financial position as of December 31, 2001 and the results of its operations for the three and nine month periods ended December 31, 2001 and 2000. Although management believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

     The results of operations for the three and nine months period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the full year ending March 31, 2002. The accompanying financial statements should be read in conjunction with the more detailed financial statements for the year ended March 31, 2001, and the related footnotes thereto, filed with the New Systems, Inc. Information Statement pursuant to Section 14(c) of the Securities and Exchange Act of 1934.

NOTE 2 - LIQUIDITY AND GOING CONCERN

     The Company incurred losses for the nine months ended December 31, 2001 of $1,395,937 and has cash used in operating activities of $773,560 for the nine months ended December 31, 2001. Furthermore, at December 31, 2001 the Company had negative working capital of $1,560,462 and stockholders' deficit of $1,450,780. As a result of the Company's financial position and results of operations as of March 31, 2001, the Company's certified public accountants expressed substantial doubt about the Company's ability to continue as a going concern in their report on the March 31, 2001 financial statements of the Company. The Company is in its third year of implementing its

                            TREMOR ENTERTAINMENT INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)
                                DECEMBER 31, 2001

business plan and cannot be assured that the results of operations will be sufficient to sustain its operations. Accordingly, there is substantial doubt regarding the Company's ability to continue as a going concern. The Company is pursuing additional capital to meet future financial obligations, but may not be able to do so. Should the company not be able to raise additional financing or implement its business plan and generate sufficient cash flows from operations, it may have to curtail operations. The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

NOTE 3 - MERGER WITH NEW SYSTEMS, INC.

     On July 23, 2001, pursuant to the terms and conditions of a Stock Purchase Agreement, in contemplation of a proposed merger, Tremor Entertainment Inc. purchased an aggregate of 1,800,000 shares of New Systems, Inc. common stock for aggregate consideration of $505,000. Tremor purchased 1,500,000 shares of New Systems, Inc. common stock from Ram Venture Holdings Corp., an entity related to Steven Oshinsky, Tremor's Chief Executive Officer, for $4,167 in cash and a note for $416,666 and 300,000 shares of New Systems, Inc. common stock from KM Financial, an entity unrelated to Tremor, for $833 in cash and a note for $83,334. At the time of the merger, RAM Capital Management, a private equity fund managed by Steven Oshinsky, owned approximately 33 percent of Ram Venture Holdings Corp. As a result of the stock purchase, Tremor acquired a 54 percent ownership of the outstanding common stock of New Systems, Inc. resulting in a majority control of New Systems, Inc. On the date of purchase, New Systems, Inc. had assets of approximately $23,000, liabilities of approximately $25,000 and a net stockholders' deficit of approximately $2,000.

     For accounting purposes, the transaction was accounted for as a purchase of a majority interest from a related party and the 54 percent interest in New Systems, Inc. common stock was valued at zero. The $505,000 amount paid for the common stock of New Systems, Inc. was recorded as a transaction expense.

     Tremor acquired the interest in New Systems, Inc. in contemplation of a merger that was consummated on December 12, 2001. The merger was effected through an exchange of 7,404 shares of Tremor's common stock, representing the entire outstanding common shares of Tremor for 14,808,000 shares of New Systems, Inc. common stock. Concurrent with the share exchange, New Systems, Inc. cancelled the 1,800,000 shares of New Systems, Inc. common stock held by Tremor prior to the exchange.

     In connection with the merger, New Systems, Inc. changed its financial year-end to March 31 and Tremor Entertainment Inc. merged with New Tremor Acquisition Corp., a wholly owned subsidiary of New Systems, Inc. Subsequent to the merger, New Systems, Inc. changed its name to Tremor Entertainment Inc. and the company that was merged into the subsidiary of New Systems, Inc. formerly known as Tremor Entertainment Inc., became Tremor Games Inc. For accounting purposes, the merger was recorded as a share exchange between Tremor and New Systems, Inc. accounted for as a recapitalization. The operating results reflected in the accompanying financial statements include only those of Tremor Games, Inc. (formerly Tremor Entertainment Inc.) prior to December 12, 2001.

                            TREMOR ENTERTAINMENT INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)
                                DECEMBER 31, 2001

NOTE 4 - CONTRACTS IN PROGRESS

     Billings and billings in excess of costs and estimated earnings on uncompleted contracts, consists of the following:

December 31,                                                           2001
================================================================================

Cost incurred on uncompleted contracts                  $           2,838,706
Estimated earnings to date                                             43,350
--------------------------------------------------------------------------------
                                                                    2,882,056
Less: billings to date                                             (3,239,737)
--------------------------------------------------------------------------------
                                                        $            (357,681)
--------------------------------------------------------------------------------
Included in the accompanying balance sheet under the following caption:

Billings in excess of cost and estimated earnings       $            (357,681)
================================================================================

NOTE 5 -- NOTES PAYABLE

     Tremor Games, Inc. had a related party note payable to Ram Venture Holdings Corp. for $112,500 as of December 31, 2001. RAM Capital Management, a private equity fund managed by Steven Oshinsky, owned approximately 33 percent of Ram Venture Holdings Corp. The note is payable upon demand and bears interest at approximately 12 percent per annum. In addition to the promissory note the Company issued a warrant agreement for the purchase of 250,000 shares of Tremor common stock at an exercise price of $.30 per common share. The warrant agreement was valued at zero.

     Tremor Games, Inc. has a related party note payable to Ram Venture Holdings Corp. for $416,666 as of December 31, 2001 in connection with the purchase of New Systems, Inc. common stock. The note is due February 7, 2002 and bears no interest. RAM Capital Management, a private equity fund managed by Steven Oshinsky, owned approximately 33 percent of Ram Venture Holdings Corp.

     Tremor Games, Inc. has a note payable to KM Financial for $83,334 as of December 31, 2001 in connection with the purchase of New Systems, Inc. common stock. The note is due February 7, 2002 and bears no interest.

     The notes payable to Ram Venture Holdings Corp. and KM Financial for the purchase of New Systems, Inc. common stock were guaranteed pursuant to a pledge agreement by RAM Capital Management, a shareholder of the Company and a private equity fund managed by Steven Oshinsky, the Chairman and Chief Executive Officer of Tremor. Subsequent to December 31, 2001, the Company defaulted on the notes payable to Ram Venture Holdings Corp. and KM Financial resulting in RAM Capital Management assuming the notes. As a result Ram Venture Holdings Corp. and KM Financial exercised their rights under the pledge agreement and acquired 5,000,000 shares of common stock, par value $.001, of Ram Venture Holdings Corp. held by RAM Capital Management in exchange for RAM Capital Management's assumption of the notes. RAM Capital Management thereby terminated its ownership in Ram Venture Holdings Corp. as of December 31, 2001, included in the accounts payable balance is $33,192 owed to RAM Capital Management for miscellaneous expenses.

                            TREMOR ENTERTAINMENT INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)
                                DECEMBER 31, 2001

NOTE 6 - EQUITY

     On November 13, 2001, pursuant to the terms of the Agreement and Plan of Merger between Tremor and New Systems, Inc. the Company recorded a reverse common stock split at a 6,000:1 ratio. The Company recorded a $8,776 liability in accrued expenses as of December 31, 2001 for payment of monies due to fractional shareholders. All share and per share amounts have been adjusted to reflect the reverse common stock split.

     On December 12, 2001, the holder of the Company's preferred stock converted 6,000,000 shares of Series A Preferred Stock into 5,000 shares of the Company's common stock in accordance with the Preferred Stock Agreement.

     On December 12, 2001,  pursuant to the terms of the  Agreement  and Plan of
Merger  between  Tremor  and  New  Systems,   Inc.  the  Company  cancelled  the
outstanding 9,000 shares of Tremor Treasury Stock.

     As of December 31, 2001, the Company had received $60,000 from investors pursuant to a Private Placement for which the Company has not issued common stock as of December 31, 2001. The terms of the Private Placement call for the purchase of Tremor common stock, par value $.001 per share at a price of $.50 per common share. The Company has recorded the $60,000 received as a liability in accrued expenses as of December 31, 2001.

NOTE 7 - MAJOR CUSTOMERS

     For the three month period and the nine month period ending on December 31, 2001 all the revenue received by the Company came from one customer. During the three month period ending December 31, 2000 87% of the Company's revenue were from that customer and for the nine month period ending December 31, 2000 78% of the Company's revenue were from the same one customer.

                            TREMOR ENTERTAINMENT INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)
                                DECEMBER 31, 2001

NOTE 8 - EARNINGS PER SHARE

     The following data shows amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.


Three months ended December 31,                                       2001                 2000
===================================================================================================
Numerator:
 Numerator for basic and diluted earnings per share -
   net loss attributable to common stockholders                    $   (332,141)     $   (363,099)
---------------------------------------------------------------------------------------------------
Denominator:
 Denominator for basic and diluted earnings per share -
 weighted-average shares outstanding                                 16,361,000        16,361,000
---------------------------------------------------------------------------------------------------
Earnings per common share:
 Basic                                                             $       (.02)     $      (.02)
 Diluted                                                           $       (.02)     $      (.02)

Anti-dilutive options and warrants excluded from the calculation of earnings per share are summarized as follows:

Three months ended December 31,                                       2001                 2000
===================================================================================================
        Number of options and warrants                                1,396,667         1,004,320
        Weighted average exercise price                                   $1.40             $1.77

        Expire on various dates through                               9/29/2010         9/29/2010


Nine months ended December 31,                                       2001                  2000
===================================================================================================
Numerator:
 Numerator for basic and diluted earnings per share - net loss
   attributable to common stockholders                             $ (1,430,195)     $ (1,603,146)
---------------------------------------------------------------------------------------------------
Denominator:
 Denominator for basic and diluted earnings per share -
 weighted-average shares outstanding                                 16,361,000        16,361,000
---------------------------------------------------------------------------------------------------
Earnings per common share:
 Basic                                                             $       (.09) $           (.10)
 Diluted                                                           $       (.09)     $       (.10)

Anti-dilutive options and warrants excluded from the calculation of earnings per share are summarized as follows:


Nine months ended December 31,                                       2001                  2000
===================================================================================================
        Number of options and warrants                                1,396,667         1,004,320
        Weighted average exercise price                                   $1.40             $1.77

        Expire on various dates through                               9/29/2010         9/29/2010


                            TREMOR ENTERTAINMENT INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)
                                DECEMBER 31, 2001

NOTE 9  - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued two new pronouncements: Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and other Intangible Assets". SFAS 141 prohibits the use of the pooling-of-interests method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001 that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 as to goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The provisions of SFAS 141 and 142 do not have a material effect on the financial statements of the Company.

     In August 2001, the FASB issued a new pronouncement SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses the financial accounting and reporting issues for the impairment or disposal of long-lived assets. This statement superseded FASB 121 but retains the fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sales. It is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. We are currently evaluating the provisions of SFAS 144 and have not determined the impact, if any; it will have on our financial statements.

NOTE 10  - SUBSEQUENT EVENTS

     On January 9, 2002 the Company repaid $112,833 representing principal and interest due to Ram Venture Holdings Corp.

     In January 2002, the Company received a loan in the amount of $100,000 from RAM Capital Management, a private equity fund managed by Steven Oshinsky, Chairman and Chief Executive Officer of the Company, for short-term operating capital. The Company issued a promissory note maturing on January 9, 2002 with interest payable at 10% per annum. In addition to the promissory note, the Company issued to RAM Capital Management a warrant agreement for the purchase of 100,000 shares of Tremor common stock at an exercise price of $.50 per share that expires on January 9, 2005. The warrant agreement was valued at approximately $61,000 to be recorded as non-cash interest expense over the life of the loan.

     On February 9, 2002, the Company defaulted on the notes payable to Ram Venture Holdings Corp. in the amount of $416,667 and KM Financial of $83,334. The notes payable to Ram Venture Holdings Corp. and KM Financial for the purchase of New Systems, Inc. common stock, were guaranteed pursuant to a pledge agreement by RAM Capital Management, a shareholder of the Company and a private equity fund managed by Steven Oshinsky, the Chairman and Chief Executive Officer of Tremor. As a result, Ram Venture Holdings Corp. and KM Financial exercised their rights under the pledge agreement and acquired 5,000,000 shares of common stock, par value $.001, of Ram Venture Holdings Corp. held by RAM Capital Management's assumption of the notes. RAM Capital Management thereby terminated its ownership in Ram Venture Holdings Corp.

                            TREMOR ENTERTAINMENT INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)
                                DECEMBER 31, 2001

     On or about February 1, 2002 the Company issued to individual investors an aggregate of 395,000 shares of the Company's common stock pursuant to a private placement. The consideration paid by these individual investors was based on a price per share equal to $.50 per share, for a total purchase price of $197,500. The issuance of common stock certificates includes common shares issued for the $60,000 received as of December 31, 2001.

     As of February 12, 2002 the Company had received an additional $7,500 from investors under the terms of a Private Placement for the sale of 15,000 shares of common stock at $.50 per common share.

     On February 13, 2002 the Company received $250,000 from a private investor in contemplation of a note agreement to be negotiated.

                            TREMOR ENTERTAINMENT INC.

ITEM 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
------    RESULTS OF OPERATIONS
          ----------------------------------------------------------------------

FORWARD LOOKING INFORMATION

     All statements, other than historical facts, regarding the Company's business strategy and plans of management for future operations are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements, which include, but are not limited to, words such as "expert," "anticipate," "plan," estimate," "project," "intend" and "scheduled" are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements involve certain known and unknown risks, uncertainties and other factors which may cause the Company's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. These factors include, among others, the Company's ability to successfully implement its business plan; any uncertainties relating to customer plans and commitments; the timely development and market acceptance of the Company's products and technologies; possible product defects and product liability, dependence on intellectual property rights, the highly competitive environment in which the Company operates and other risks detailed from time to time in the Company's periodic reports filed with the United States Securities and Exchange Commission and other regulatory authorities.

OVERVIEW

     The Company is a developer of interactive entertainment software for the most popular video game consoles, including Sony PlayStation, Sega Dreamcast and Microsoft Xbox. The Company creates software that provides immersive game experiences by combining advanced technology with engaging content, vivid graphics and rich sounds.

     The Company, which commenced operations in 1998, has to date developed a variety of products, including Sega Swirl(R), Railroad Tycoon II for Dreamcast, Railroad Tycoon II for PlayStation, and KISS: Psycho Circus for Dreamcast. The Company's employees include industry veterans whose past credits include such breakaway hits as StarCraft, WarCraft, Diablo, Redneck Rampage and Kingpin.

     The Company currently has an agreement with Microsoft under which the Company is creating a major original product for Microsoft's Xbox. Xbox, which was released in November 2001, is intended to be the most technologically powerful video game console on the market. At this time, all of the Company's development activities are being dedicated to the completion of the game. The agreement with Microsoft provides for periodic payments to the Company based upon the attainment of various development milestones, and provides for a royalty based upon Microsoft's sales of the game. The periodic payments under the agreement will aggregate approximately $4.8 million through delivery. Because royalty payments, if any, will depend upon unit sales by Microsoft, there can be no assurance that the Company will realize any revenue from royalties. At present, the Company's agreement with Microsoft is the Company's only source of operating revenue. Microsoft, however, can cancel the agreement, at any time in the event that the Company fails to attain any of the development milestones. The Company's product is presently scheduled to ship for the holiday season of 2002.

     In addition to the Xbox game itself, Tremor and Microsoft have secured initial agreements for comic book, novel, and feature film deals all based on the game's underlying intellectual property, which Microsoft now owns. Tremor created and developed this intellectual property and will receive 10% of Microsoft's net revenues from all ancillary products based upon such intellectual property. There can be no assurance, however, that Microsoft will invest in any such ancillary products or, if it does so, whether any revenue will be derived therefrom.

     The Company plans to expand its development capacity moderately over the next twelve months. When the current Xbox product is shipped, the Company plans to immediately employ that primary team in the creation of a sequel. Discussions have already begun with Microsoft on the topic of a sequel. However, there can be no assurance that Microsoft will agree to create a sequel with the Company. Should Microsoft decide not to pursue a sequel, the Company will endeavor to secure other work for its primary team through its extensive set of industry contacts. In addition, prior to shipping the current Xbox product, the Company plans to expand to a second team, whose objective is to create another original game product for Microsoft Xbox, Sony PlayStation 2, Nintendo GameCube, and the personal computer market. The Company plans to use its extensive set of industry contacts to obtain work for this second team. However, there can be no assurance that the Company will secure work for its current team or its projected second team.

     On December 12, 2001, Tremor Entertainment Inc., merged with New Tremor Acquisition Corp., a wholly owned subsidiary of New Systems, Inc. Subsequent to the merger New Systems, Inc. changed its name to Tremor Entertainment Inc. and the company that was merged into the subsidiary of New Systems, Inc., formerly known as Tremor Entertainment Inc., became Tremor Games, Inc. Tremor Entertainment Inc. changed its financial year-end to March 31. For accounting purposes, the merger was accounted for as a purchases of a majority interest in New Systems, Inc. valued at zero accompanied by a share exchange between Tremor and New Systems, Inc. accounted for as a recapitalization. The operating results reflected in the accompanying financial statements include only those of Tremor Games, Inc. (formerly Tremor Entertainment Inc.) prior to December 12, 2001.

     Recently Issued Accounting Pronouncements. In June 2001, the Financial Accounting Standards Board (FASB) issued two new pronouncements: Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and other Intangible Assets". SFAS 141 prohibits the use of the pooling-of-interests method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001 that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 as to goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The provisions of SFAS 141 and 142 do not have a material effect on the financial statements of the Company.

     In August 2001, the FASB issued a new pronouncement SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses the financial accounting and reporting issues for the impairment or disposal of long-lived assets. This statement superseded FASB 121 but retains the fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sales. It is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. We are currently evaluating the provisions of SFAS 144 and have not determined the impact, if any, it will have on our financial statements.

RESULTS OF OPERATIONS

     Net revenues increased from $428,882 to $598,998, or by $170,116, and from $829,576 to $1,735,216, or by $905,640 for the three and nine months ended December 31, 2001 compared to the corresponding periods in 2000. These increases were driven by the revenue received from the development contract with Microsoft.

     Cost of sales increased from $370,218 to $595,558, or by $225,340, and from $804,221 to $1,731,732, or by $927,511 for the three and nine months ended December 31, 2001 compared to the corresponding periods in 2000. The increases in cost of sales were due to increased labor costs for work on the Microsoft contract.

     Marketing expenses decreased from $26,263 to $88, or by $26,175, and from $54,017 to $9,652, or by $44,365 for the three and nine months ended December 31, 2001 compared to the corresponding periods in 2000. The decreases were due to a shift from in house marketing to outsourcing for marketing services on as-needed basis.

     Research and development expenses decreased from $29,872 to $9,807, or by $20,065 and from $294,674 to $22,914, or by $271,760 for the three and nine months ended December 31, 2001 compared to the corresponding periods in 2000. The decreases were related to in-house talent currently working primarily on contracted game development as compared to more extensive research and development activities in 2000.

     General and administrative expenses decreased from $354,975 to $311,693, or by $43,282, for the three months ended December 31, 2001 compared to the corresponding period last year and increased from $1,233,127 to $1,362,264, or by $129,137 for the nine months ended December 31, 2001 compared to the corresponding period in 2000. The decrease for the three months was primarily due to lower non-cash adjustments resulting from the absence of common stock issued in exchange for services partially offset by increased legal costs due to work related to the merger with New Systems, Inc. The increase for the nine months was primarily caused by a $505,000 in transaction expenses related to the purchase of New Systems, Inc. common stock and increased legal costs related to the merger with New Systems, Inc. partially offset by non-cash adjustments resulting from the absence of common stock issued in exchange for services.

     Interest expense increased by $3,051, from $799 to $3,850, for the three months ended December 31, 2001 and decreased by $37,467 from $44,180 to $6,713 for the nine months ended December 31, 2001, compared to the corresponding periods in 2000. The increase for the three months was a result of increased borrowing needs during the quarter and the decrease for the nine months was the result of lowered borrowing needs due to the Company's increased cash flow from receivables.

     Other income decreased from $2,146 to $115, or by $2,031 and from $9,497 to $2,122, or by $7,375 for the three and nine months ended December 31, 2001 compared to the corresponding periods in 2000. The decreases were due to fewer cash reserves in interest bearing accounts.

     As a result of the foregoing, net loss decreased by $29,216 for the three months ended December 31, 2001, from $351,099 to $321,883 and by $195,209 for the nine months ended December 31, 2001, from $1,591,146 to $1,395,937 compared to the corresponding periods in 2000.

Liquidity and Capital Resources

     The Company's cash and cash equivalents decreased from $162,822 at March 31, 2001 to $8,053 at December 31, 2001. This was in comparison to an $113,776 increase in cash and cash equivalents for the nine months ended December 31, 2000 from $4,490 at March 31, 2000 to $118,266 at December 31, 2000. Net cash used in operating activities was $713,560 for the nine months ended December 31, 2001, which resulted primarily from changes in receivables, accrued expenses and accounts payable. The cash provided by financing activities represent related party notes. The cash used in investing activities is a result of capital expenditures. As of December 31, 2001 the Company's cash and cash equivalents were $8,053.

     As of December 31, 2001 the Company had outstanding notes payable to related parties totaling $612,500. This amount was comprised of $112,500 and $416,666 payable to Ram Venture Holdings Corp. and $83,334 payable to KM Financial. The note for $112,500 was payable upon demand and with an interest rate of approximately 12 percent per annum. On January 9, 2002 the Company repaid $112,833 representing principal and interest due to Ram Venture Holdings Corp.

     The notes payable to Ram Venture Holdings Corp. and KM Financial for $416,666 and $83,334 respectively were in connection of the purchase of New Systems, Inc. common stock. These notes were due on February 7, 2002 and bear no interest. The notes payable to Ram Venture Holdings Corp. and KM Financial were guaranteed pursuant to a pledge agreement by RAM Capital Management, a shareholder of the Company and a private equity fund managed by Steven Oshinsky, the Chairman and Chief Executive Officer of Tremor. Subsequent to December 31, 2001, the Company defaulted on the notes payable to Ram Venture Holdings Corp. and KM Financial resulting in RAM Capital Management assuming the notes. As a result Ram Venture Holdings Corp. and KM Financial exercised their rights under the pledge agreement and acquired 5,000,000 shares of common stock, par value $.001, of Ram Venture Holdings Corp. held by RAM Capital Management in exchange for RAM Capital Management's assumption of the notes.

     As of December 31, 2001 the Company had 16,361,000 outstanding shares of common stock with a par value of $16,361. Since April 1, 2001, the Company recorded the following equity transactions: (1) pursuant to the terms of the Agreement and Plan of Merger between Tremor and New Systems, Inc. the Company recorded a reverse common stock split at a 6,000:1 ratio (2) the Company recorded the retirement of fractional shares in connection with the merger between Tremor Entertainment Inc. and New Systems Inc. (3) the holder of the Company's preferred stock converted 6,000,000 shares of Series A Preferred Stock into 5,000 shares of the Company's common stock in accordance with the Preferred Stock Agreement (4) pursuant to the terms of the Agreement and Plan of Merger between Tremor and New Systems, Inc. the Company cancelled the outstanding 9,000 shares of Tremor Treasury Stock and (5) the Company recorded Preferred Stock cash dividends in the amount of $34,258.

     As of December 31, 2001, the Company had received $60,000 from investors pursuant to a Private Placement for which the Company has not issued common stock as of December 31, 2001. The terms of the Private Placement call for the purchase of Tremor common stock, par value $.001 per share at a price of $.50 per common share.

     At December 31, 2001 the Company had negative working capital of $1,560,462 and stockholders' deficit of $1,450,780. As a result of the Company's financial position and results of operations as of March 31, 2001, the Company's certified public accountant expressed substantial doubt about the Company's ability to continue as a going concern in their report on the March 31, 2001 financial statements of the Company. The Company is in its third year of implementing its business plan and cannot be assured that the results of operations will be sufficient to sustain its operations. Accordingly, there is substantial doubt regarding the Company's ability to continue as a going concern. We may in the future be required to raise additional funds through public or private financing, strategic relationships or other arrangements. We cannot be certain that any such financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could seriously harm our business. Additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants. Moreover, strategic relationships, if necessary to raise additional funds, may require us to relinquish some technology rights or modify our allocation of resources. Should the Company not be able to raise additional financing or implement its business plan and generate sufficient cash flows from operations, it may have to curtail operations. The financial statements do not included any adjustments that may be necessary if the Company is unable to continue as going concern.

                           PART II - OTHER INFORMATION

ITEM 2.   CHANGE IN SECURITIES
-------   --------------------

     On or about February 1, 2002, the Company issued to individual investors an aggregate of 395,000 shares of the Company's common stock pursuant to a private placement. The consideration paid by these individual investors was based on a price per share equal to $.50 per share, for a total purchase price of $197,500. The placement of such shares was based, in part, upon representations and warranties of such individuals, including a representation as to their status as "accredited investors" as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). In issuing the shares, the Company relied on the exemption to registration under the Securities Act of 1933, as amended (the "Securities Act"), afforded by Section 4(2) of the Securities Act and Regulation D promulgated by the Securities and Exchange Commission ("SEC") thereunder, as a transaction by an issuer not involving a public offering.

     As previously reported in the Company's Form 8-K filed with the SEC for the event dated December 12, 2001, a wholly-owned subsidiary of the Company merged with and into Tremor Entertainment Inc., a California corporation ("Tremor") and Tremor, as the surviving corporation, became a wholly-owned subsidiary of the Company (the "Merger"). Following the Merger, the Company changed its name to "Tremor Entertainment Inc." and Tremor became known as "Tremor Games, Inc." As part of the Merger, the Company (i) issued an aggregate of 14,808,000 shares of the Company's common stock to the holder's of shares of common stock of Tremor outstanding at the effective date of the Merger and (ii) reserved 422,631 shares of the Company's common stock for issuance to holders of Tremor's outstanding warrants and options assumed by the Company in the Merger. In issuing these securities, the Company relied on the exemption to registration under the Securities Act afforded by Section 4(2) of the Securities Act and Regulation D promulgated by the SEC thereunder, as a transaction by an issuer not involving a public offering.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
-------   -------------------------------

     On February 9, 2002, the Company defaulted on the notes payable to Ram Venture Holdings Corp. in the amount of $416,667 and KM Financial of $83,334. The notes payable to Ram Venture Holdings Corp. and KM Financial for the purchase of New Systems, Inc. common stock, were guaranteed pursuant to a pledge agreement by RAM Capital Management, a shareholder of the Company and a private equity fund managed by Steven Oshinsky, the Chairman and Chief Executive Officer of Tremor. As a result, Ram Venture Holdings Corp. and KM Financial exercised their rights under the pledge agreement and acquired 5,000,000 shares of common stock, par value $.001, of Ram Venture Holdings Corp. held by RAM Capital Management's assumption of the notes. RAM Capital Management thereby terminated its ownership in Ram Venture Holdings Corp.

     Other than that beneficial interest in the stock of the Company as reported by the Company in its Information Statement filed with the SEC on November 29, 2001 pursuant to Rule 14f-1 promulgated under the Securities and Exchange Act of 1934, as amended, management is unaware of any additional interest in the Company that may be held by either Ram Venture Holdings Corp. or KM Financial or any of their respective officers, directors or affiliate as of the date hereof.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------   --------------------------------

(a)        Exhibits

           None

(b)        Form 8-K Filings.

               (i) On December 21, 2001, the Company filed a Current Report on Form 8-K relating to Item 2, Acquisition of Assets, and Item 8, Change in Fiscal Year, in connection with the consummation of the merger by and among the New Systems, Inc., Tremor Entertainment Inc. and New Tremor Acquisition Corp., effective December 12, 2001, and the adoption of a March 31st fiscal year end, respectively.

               (ii) On December 28, 2001, the Company filed an amended Current Report on Form 8-K/A relating to Item 2, Acquisition of Assets, in connection with the merger.

               (iii) On January 15, 2002, the Company filed an amended Current Report on Form 8-K/A relating to Item 4, Change in Certifying Accountant, in connection with the resignation of Baum & Company, P.A. and the engagement of BDO Seidman, LLP, as the Company's independent public accountants, following the merger

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TREMOR ENTERTAINMENT INC.



February 20, 2002               By: /s/ Steven Oshinsky
                                    --------------------------------------------
                                    Name: Steven Oshinsky
                                    Title: President and Chief Executive Officer
                                               (duly authorized officer)