Form 10KSB
period 2002-03-31
TREMOR ENTERTAINMENT INC /NV/
filed 2002-07-12
CIK 831659

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2002

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-29407
                       -------

                            TREMOR ENTERTAINMENT INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                NEVADA                                          87-0454377
----------------------------------------              --------------------------
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                       Identification No.)

        2621 WEST EMPIRE AVENUE,                                 91504
          BURBANK, CALIFORNIA
----------------------------------------              --------------------------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, including area code: 818-729-0020

Securities registered under Section 12(b) of the Exchange Act:  COMMON STOCK,
                                                                $.001 PAR VALUE

Securities registered under Section 12(g) of the Exchange Act: _______

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The aggregate market value as at June 27, 2002 of the common stock of the registrant, its only class of voting stock, held by non-affiliates was approximately $2,899,820 calculated on the basis of the price of the last trade of the registrant's common stock, as reported by the OTC Bulletin Board on June 27, 2002. Such market value excludes shares owned by all executive officers and directors (but includes shares owned by their spouses); this should not be construed as indicating that all such persons are affiliates.

         The number of shares outstanding of the issuer's common stock as at June 27, 2002 was 18,140,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format   Yes [  ]   No  [X]

                              ITEMS IN FORM 10-KSB
                                                                            PAGE
--------------------------------------------------------------------------------

PART I........................................................................ 1
   Item 1.     Description of Business.........................................1
   Item 2.     Description of Properties.......................................5
   Item 3.     Legal Proceedings...............................................5
   Item 4.     Submission of Matters to a Vote of Security Holders.............5
PART II........................................................................6
   Item 5.     Market for the Common Equity and Related Stockholder Matters....6
   Item 6.     Management's Discussion And Analysis............................8
   Item 7.     Financial Statements...........................................15
   Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial  Disclosure......................................15
PART III......................................................................16
   Item 9.     Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act..............16
   Item 10.    Executive Compensation.........................................19
   Item 11.    Security Ownership of Certain Beneficial Owners and Management.21
   Item 12.    Certain Relationships and Related Transactions.................22
   Item 13.    Exhibits and Reports on Form 8-K...............................24
Signatures

                              CAUTIONARY STATEMENT

         CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Certain statements in this report, including, without limitation, statements contained under the captions "Item 1. Description of Business" and "Item 6. Management Discussion and Analysis," and such other statements, except historical facts, regarding our financial position, business strategy and plans of management for future operations are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, words such as "may," "should," "seek," "believe," "expect," "anticipate," "estimate," "project," "intend," "plan," "strategy" and "pro forma" and similar expressions are intended to identify such forward-looking statements. These statements are based on management's beliefs and assumptions, and on information currently available to management. These statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, our ability to finance our operations and the ability to obtain such financing; the successful completion of any prior and future acquisitions; any uncertainties relating to the integration of acquired businesses and operations; any uncertainties relating to business and economic conditions in markets in which we operate; any uncertainties relating to customer plans and commitments; the timely development and market acceptance of our products and technologies and the highly competitive environment in which we operate.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
         -----------------------

GENERAL

         On July 31, 2001, we formed a wholly-owned subsidiary, New Tremor Acquisition Corp., solely to effect a merger with Tremor Entertainment Inc., a California corporation. On December 12, 2001, the California entity merged with New Tremor Acquisition Corp. which merged entity changed its name to "Tremor Games Inc." The merger was effected through an exchange of 7,401 shares of the common stock of the California entity, representing all of its outstanding common shares, for 14,802,000 shares of our common stock. Concurrent with the share exchange, we cancelled 1,800,000 shares of our common stock previously acquired and held by the California entity in anticipation of the merger.

         We were initially incorporated under the laws of the state of Nevada on December 10, 1987, under the name "Municipal Systems, Inc." for the purpose of acquiring all of the issued and outstanding capital stock of CSH Corporation ("CSH"), a Utah corporation, that was then primarily engaged in the development, manufacturing and marketing of specialized accounting software programs principally for school district funding and secondary school activity funding. By November 1991, CSH ceased operations and was dissolved. We did not engage in any further business operations other than seeking to locate an existing business with which we could enter into a merger or acquisition.

         In connection with the merger, we changed our financial year-end to March 31 and changed our name to "Tremor Entertainment Inc."


BUSINESS STRATEGY

         We are a developer of interactive entertainment software for popular video game consoles, including Sony PlayStation, Sega Dreamcast and Microsoft Xbox. We create software that provides an immersive game experience by combining advanced technology with engaging content, vivid graphics and rich sounds.

         Since commencing gaming software development operations in 1998, we have developed a variety of products, including Sega Swirl(R) and Railroad Tycoon II for Dreamcast, Railroad Tycoon II for PlayStation, and KISS: Psycho Circus for Dreamcast. Our employees include industry veterans whose past credits include such games as StarCraft, WarCraft and Diablo.

         We currently have an agreement with Microsoft under which we are creating a major original title for the Microsoft Xbox. At this time, all of our development activities are being dedicated to the completion of the game. The agreement with Microsoft provides for periodic payments to us based upon the attainment of various development milestones, and provides for royalties based upon Microsoft's net sales of the game after recoupment of periodic payments. The periodic payments under the agreement will aggregate at approximately $4.8 million through delivery. At present, our agreement with Microsoft is our only source of operating revenue. Our title is presently scheduled to ship in spring of 2003 under the Microsoft label.

         In addition to the Xbox game, Tremor and Microsoft have secured initial agreements for comic book, novel, and feature film deals based on the game's underlying intellectual property, which Microsoft owns. We created and developed this intellectual property and will receive 10% of Microsoft's net revenues from ancillary products based upon such intellectual property.

         Our business plan is to seek to leverage our creative reputation, production discipline, proprietary technology, and business expertise to create a stable of franchise titles capable of exploitation across several marketing niches and/or gaming platforms. In addition, we seek to license the characters and story-lines of our current and future titles across various media platforms other than video game consoles, such as toys, comic books, traditional books and feature films. We are in the process of implementing this strategy in our current Microsoft contract, for which a series of initial licensing agreements has already been secured.


SOFTWARE TITLES

         We develop interactive entertainment software titles that provide immersive game experiences by combining advanced technology with engaging content, vivid graphics and rich sounds. We depend upon the experience and judgment of our core personnel to create our products. Our employees include industry veterans whose past credits include such titles as StarCraft, WarCraft and Diablo. Our primary customers are publishers, for whom we create the titles that they will then bring to market.

         Each  of our  employees  is a  specialist  in  one  of the  disciplines necessary to create a game: character and story creation, game design, 3D modeling, texture painting, character animation, environment creation, and C++ programming. In addition, we provide the production management and administrative functions necessary to support and direct product development.


COMPETITION

         The interactive entertainment software market is highly competitive, is changing rapidly, and is significantly affected by new titles and console technology advances. Barriers to entry into this market are relatively low, and we expect that competition will intensify in the future. The market environment in which we operate is extremely dynamic and is characterized by constantly evolving standards and new market entrants.

         Our primary competitors are other top tier developers capable of creating world-class original games and the intellectual properties that support them. Among these developers are Shiny, Blizzard, Naughty Dog, and Id. We currently employ top talent formerly from both Shiny and Blizzard, including the three co-lead designers from Blizzard's top selling Starcraft in 1998, and the lead programmer and designer from Shiny's highly acclaimed Sacrifice.

         Many of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition, more strategic relationships and a larger installed base of customers. In addition, certain competitors have well-established relationships with our current or potential customers. As a result, our competitors may be able to devote greater resources to the development, promotion and sale of their services, may have more direct access to corporate decision makers based on previous relationships and may be able to respond more quickly to new or emerging technologies and changes in customer requirements. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressure will not have a material adverse effect on our business, operating results and financial condition.

         We plan to stand out from our competitors by leveraging our creative reputation with major publishers across all the gaming platforms including Microsoft Xbox, Sony Playstation 2, Nintendo GameCube and Nintendo GameBoy Advance. Our production discipline, proprietary technology, and business expertise will enable us to create a stable of franchise titles capable of deployment across several marketing niches.


RESEARCH AND DEVELOPMENT COSTS

         We have not incurred significant research and development costs during 2002. Our costs decreased in 2002 as we focused our efforts on contracted game development, however, these costs will increase in the future as we seek to execute our business plan and develop additional titles for publication.

INTELLECTUAL PROPERTY

         Other than TREMOR ENTERTAINMENT(TM), we have neither registered patents or trademarks nor any licenses, franchises, concessions or royalty agreements. We do, however, hold copyrights on certain of our titles and technologies.

         We regard our software as proprietary and rely primarily on a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and other methods to protect our intellectual property and proprietary rights. We are aware that unauthorized copying occurs within the computer software industry. If a significantly greater amount of unauthorized copying of our interactive entertainment software titles were to occur, our operating results could be materially adversely affected. However, most unauthorized copying occurs with games created for personal computers. Our business is focused on the creation of games for consoles, which have far more built-in anti-pirating controls than personal computers. This limits our exposure to the adverse effects of unauthorized copying.

         We rely on existing copyright laws and the obligations contained within our agreements with third-party publishers to prevent unauthorized distribution of our software. Existing copyright laws afford only limited protection. Policing unauthorized use of our titles is difficult, and software piracy can be expected to be a persistent problem, especially in certain international markets. Further, the laws of certain countries in which our titles are or may be distributed either do not protect our titles and intellectual property rights to the same extent as the laws of the U.S. or are weakly enforced. Legal protection of our rights may be ineffective in such countries, and as we leverage our software titles using emerging technologies, such as the Internet and on-line services, our ability to protect our intellectual property rights, and to avoid infringing the intellectual property rights of others, becomes more difficult if we expand our customer base worldwide. In addition, the intellectual property laws are less clear with respect to such emerging technologies. There can be no assurance that existing intellectual property laws will provide adequate protection to our titles in connection with such emerging technologies.

         As the number of software titles in the interactive entertainment software industry increases and the features and content of these products further overlap, interactive entertainment software developers may increasingly become subject to infringement claims. Although we make reasonable efforts to ensure that our titles do not violate the intellectual property rights of others, there can be no assurance that claims of infringement will not be made. Any such claims, with or without merit, can be time consuming and expensive to defend. There can be no assurance that existing or future infringement claims against us will not result in costly litigation or require us to license the intellectual property rights of third-parties, either of which could have a material adverse effect on our business, operating results and financial condition.


EMPLOYEES

         As of June 27, 2002, we had 34 full time employees and no part time employees. None of our employees are represented by a labor union or are covered by a collective bargaining agreement. We consider our labor and employee relations to be good. Competition for qualified personnel in our industry is intense, particularly among software development and other technical staff. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

ITEM 2.  DESCRIPTION OF PROPERTIES
         -------------------------

         We lease approximately 4,400 square feet of office space located in Burbank, California. The lease ends on August 31, 2003 and provides for rent payment of $31,334 per year. We believe our facilities are adequate for our current needs. However, any expansion of operations beyond the current project will require expanding existing space or moving to a new office space.

         We lease additional office space located in Laguna Hills, California at the rate of $7,200 per year renewable on a monthly basis, commencing on April 1, 2002.

         We do not own any real property.


ITEM 3.  LEGAL PROCEEDINGS
         -----------------

         We are not involved in any legal proceedings at this time.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         No matters were submitted to the vote of the holders of our securities during the fourth (4th) quarter ended March 31, 2002.

                                    PART II
                                    -------


ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ------------------------------------------------------------

MARKET PRICE OF OUR COMMON STOCK

         Our common stock is currently quoted on the OTC Bulletin Board under the symbol "TROR."

         The following table sets forth the closing prices for the common stock during the periods indicated, as reported by the OTC Bulletin Board since December 4, 2001. Prior to such date, the common stock traded under the symbol "NEWY" commencing July 1, 2000. The bid prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns, or commissions and do not necessarily reflect actual transactions. To our knowledge, prior to July 1, 2000, no broker dealer made an active market or regularly submitted quotations for our common stock. During this period, there were only an infrequent number of trades and virtually no trading volume.


  YEAR ENDING MARCH 31, 2001                            COMMON STOCK
  --------------------------
                                                   PRICE HIGH          PRICE LOW
                                                   ----------          ---------
  Second Quarter (commencing on July 1, 2000) (1)   .25                .25
  Third Quarter                                     .25                .06
  Fourth Quarter                                   1.88                .35

  YEAR ENDING MARCH 31, 2002
  --------------------------
                                                   PRICE HIGH          PRICE LOW
                                                   ----------          ---------
  First Quarter (commencing on April 1, 2001)      1.44                .50
  Second Quarter                                   1.67                .93
  Third Quarter                                    1.45               1.05
  Fourth Quarter                                   1.17                .47

         (1) Prior to the second quarter 2000, there was no public trading market for our common stock.


         The last reported price of the common stock on June 27, 2002, as reported by OTC Bulletin Board, was $.49 per share.

HOLDERS

         As of June 27, 2002, there were approximately 200 holders of record of the common stock.

DIVIDEND POLICY

         We have never declared or paid a cash dividend on our common stock. It is our present policy to retain earnings, if any, to finance the development and growth of our business. Accordingly, we do not anticipate that cash dividends will be paid until our earnings and financial condition justify such dividends, and there can be no assurance that we can achieve such earnings.

RECENT SALES OF UNREGISTERED SECURITIES

         On May 8, 2002, we issued an aggregate of 125,000 shares of common stock, par value $.001 per share (the "Common Stock") to an individual investor for the purchase price of $50,000. In issuing the above referenced securities, we relied on the exemption afforded by Section 4(2) of the 1933 Act and Regulation D, as transactions by an issuer not involving any public offering and on representations and warranties made by the investor that he is an "accredited investor" as that term is defined in Regulation D promulgated under the 1933 Act.

         On April 16, 2002, we entered into an agreement with a consultant whereby the consultant is entitled to an aggregate of 120,000 shares of Common Stock and granted to such consultant an option exercisable over three (3) years, at an exercise price of $1.00 per share, to purchase up to 200,000 shares of the Common Stock. In connection with the stock issued, we agreed to register such shares in the event we propose to prepare and file with the Securities and Exchange Commission (the "SEC") a registration statement (on an appropriate registration form for which we are then eligible) covering our equity or debt securities other than in connection with a merger, acquisition or pursuant to a registration statement on Form S-4 or Form S-8 or any successor form. Our issuance and grant of the above referenced securities was made in reliance of the exemption afforded by Section 4(2) of the 1933 Act and Regulation D, as
transactions by an issuer not involving any public offering and on representations and warranties made by the consultant that he is an "accredited investor" as that term is defined in Regulation D promulgated under the 1933 Act.

         On April 1, 2002, we entered into an agreement with Martin Eric Weisberg whereby he is entitled to an aggregate of 400,000 shares of Common Stock as consideration for special services to be performed by him in addition to responsibilities performed in his capacity as a director. In entering into this agreement, we relied on the exemption afforded by Section 4(2) of the 1933 Act and Regulation D, as transactions by an issuer not involving any public offering and on representations and warranties made by Martin Eric Weisberg that he is an "accredited investor" as that term is defined in Regulation D promulgated under the 1933 Act.

         On April 1, 2002, we entered into an agreement with Karl Flowers whereby he is entitled to an aggregate of 300,000 shares of Common Stock as consideration for consulting services to be performed by him in addition to responsibilities performed in his capacity as a director. Mr. Flowers subsequently resigned as a director of our Company, effective June 1, 2002. In entering into this agreement, we relied on the exemption afforded by Section 4(2) of the 1933 Act and Regulation D, as transactions by an issuer not involving any public offering and on representations and warranties made by Karl Flowers that he is an "accredited investor" as that term is defined in Regulation D promulgated under the 1933 Act.

         On March 25, 2002, we entered into an agreement with another consultant whereby the consultant is entitled to an aggregate of 50,000 shares of Common Stock in exchange for consulting services performed and to be performed by him. In entering into this agreement, we relied on the exemption afforded by Section 4(2) of the 1933 Act and Regulation D, as transactions by an issuer not involving any public offering and on representations and warranties made by consultant that he is an "accredited investor" as that term is defined in Regulation D promulgated under the 1933 Act.

         On February 13, 2002, we issued a convertible note, in the principal amount of $250,000 to a private investor convertible, at a conversion price of $0.25 per share, into a minimum of 1,000,000 shares of Common Stock plus those additional shares of Common Stock into which any interest having accrued at the date of conversion shall convert. In issuing the convertible note, we relied on the exemption afforded by Section 4(2) of the 1933 Act and Regulation D, as transactions by an issuer not involving any public offering and on representations and warranties made by the private investor that he is an "accredited investor" as that term is defined in Regulation D promulgated under the 1933 Act.

         On February 12, 2002, we granted to RAM Capital Management ("RAM Capital") a three-year warrant for the purchase of up to an aggregate of 500,000 shares of Common Stock, at an exercise price of $0.25 per share. RAM Capital, one of our shareholders and a private equity fund managed by Steven Oshinsky, our Chairman and Chief Executive Officer, had assumed two notes made by our subsidiary, Tremor Games Inc., to each of Ram Venture Holdings Corp. and KM Financial in the amounts of $416,667 and $83,334, respectively, in accordance with that non-recourse stock pledge agreement dated July 23, 2001 among RAM Capital, as pledgor, and the parties to the notes. The warrants were issued in partial recognition of the value of the pledged stock at the time of the default of Tremor Games, Inc. under the notes. In granting the above referenced securities, we relied on the exemption afforded by Section 4(2) of the 1933 Act and Regulation D promulgated under the 1933 Act.

         On February 12, 2002, we issued an aggregate of 410,000 shares of Common Stock to individual investors with consideration for the purchase of $205,000. In issuing the above referenced securities, we relied on the exemption afforded by Section 4(2) of the 1933 Act and Regulation D, as transactions by an issuer not involving any public offering and on representations and warranties made by each private investor that he/she is an "accredited investor" as that term is defined in Regulation D promulgated under the 1933 Act.

         January 1, 2002, we entered into an agreement to issue an aggregate of 500,000 shares of Common Stock to Steven Oshinsky as consideration for prior services performed by him. In issuing the above referenced securities, we relied on the exemption afforded by Section 4(2) of the 1933 Act and Regulation D, as transactions by an issuer not involving any public offering and on representations and warranties made by Steven Oshinsky that he is an "accredited investor" as that term is defined in Regulation D promulgated under the 1933 Act.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------------------------------

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Certain statements in this report, including, without limitation, statements contained under the captions "Item 1. Description of Business" and "Item 6. Management Discussion and Analysis." and such other statements, except historical facts, regarding our financial position, business strategy and plans of management for future operations are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, words such as "may," "should," "seek," "believe," "expect," "anticipate," "estimate," "project," "intend," "plan," "strategy" and "pro forma" and similar expressions are intended to identify such forward-looking statements. These statements are based on management's beliefs and assumptions, and on information currently available to management. These statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, our ability to finance our operations and the ability to obtain such financing; the successful completion of any prior and future acquisitions; any uncertainties relating to the integration of acquired businesses and operations; any uncertainties relating to business and economic conditions in markets in which we operate; any uncertainties relating to customer plans and commitments; the timely development and market acceptance of our products and technologies and the highly competitive environment in which we operate.


OVERVIEW

          We are a developer of interactive entertainment software for popular video game consoles, including Sony PlayStation, Sega Dreamcast and Microsoft Xbox. We create software that provides immersive game experiences by combining advanced technology with engaging content, vivid graphics and rich sounds.

         We currently have an agreement with Microsoft under which we are creating a major original title for Microsoft's Xbox. Xbox, which was released in November 2001, is intended to be the most technologically powerful video game console on the market. At this time, all of our development activities are being dedicated to the completion of the Xbox game.

         We plan to expand our development capacity moderately over the next twelve months. When the current Xbox product is shipped, we plan to immediately employ that primary team of employees in the creation of a sequel. Discussions have already begun with Microsoft on the topic of a sequel. However, there can be no assurance that Microsoft will agree to create a sequel with us. Should Microsoft decide not to pursue a sequel, we will endeavor to secure other work for our primary team through our extensive set of industry contacts. In addition, prior to shipping the current Xbox product, we plan to expand to a second team, whose objective is to create another original game product for Microsoft Xbox, Sony PlayStation 2, Nintendo GameCube, and for the personal computer market. We plan to use our extensive set of industry contacts to obtain work for this second team. However, there can be no assurance that we will secure work for our current team or our projected second team.

CRITICAL ACCOUNTING POLICIES

         The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions. We believe that of our significant accounting policies, the following policy may involve a higher degree of judgment and complexity (See Note 1 to the accompanying consolidated financial statements).

         Revenue Recognition. We recognize revenue for each contract on the percentage-of-completion method, measured by the cost incurred to date, to the total cost for the contract. Management believes the use of the cost to cost method to gauge completion is the best available measure of completeness. Direct costs include, among other things, direct labor and direct overhead. General and administrative expenses are accounted for as period costs and are, therefore, not included in the percentage-of-completion method of accounting for software development contracts. Project losses are provided in the period in which such losses are determined, without reference to the percentage-of-completion. As contracts can extend over one or more accounting periods, revisions in costs and earnings estimated during the course of the work are reflected during the accounting period in which the facts that required such revisions become known. Non-refundable advances received at the inception of a project are deferred and recognized ratably over the life of the contract.

         We accrue for estimated losses on contracts when total estimated contract revenue compared to total estimated contract cost at an accounting reporting period indicate a loss. The costs used in arriving at the accrued estimated loss on a contract include all costs allocable to the contract including costs arising from contract amendments and price changes. Estimated losses are included in the statement of operations as a component of cost of revenues.

RESULTS OF OPERATIONS

Year ended March 31, 2002 compared to the year ended March 31, 2001

         Revenues increased from $1,341,839 to $2,343,771, or by $1,001,932, for
2002 compared to 2001. The increase was driven by the revenue received from the development contract with Microsoft as we achieved our milestones during the current year.

         Cost of revenues increased from $1,345,428 to $2,319,288 or by $973,860, for 2002 compared to 2001. Cost of revenues as 99% of sales in 2002 and 100% in 2001. The increase in cost of revenues was due to increased labor costs for work on the Microsoft contract as additional personnel were added to the development team in the current year.

         General and administrative expenses increased from $1,810,530 to $2,216,733, or by $406,203, for 2002 compared to 2001. The increase was primarily caused by non-cash compensation expense of $560,000 related to officer shares to be issued for compensation, $505,000 in transaction expenses related to the purchase of New Systems, Inc. common stock, and increased legal costs related to the merger with New Systems, Inc., partially offset by non-cash adjustments resulting from the absence of common stock issued in exchange for services in 2001.

         Research and development expenses decreased from $284,409 to $26,239, or by $258,170 for 2002 compared to 2001. The decrease was related to in-house talent currently working primarily on the contracted game development as compared to more extensive research and development activities in 2001.

         Marketing expenses decreased from $80,398 to $21,066, or by $59,332, for 2002 compared to 2001. The decrease was due to a shift from in-house to outsourced marketing services on an as-needed basis.

         Interest expense increased from $44,257 to $235,855, or by $191,598 for 2002, compared to 2001. The increase for the year was the result of $130,680 non-cash interest expense related to the $250,000 convertible note maturing on May 12, 2002, and $85,125 non-cash interest expense related to warrants issued in connection with debt financing for $100,000 on January 9, 2002 and $500,000 on February 12, 2002.

         Other income decreased from $11,136 to $2,415, or by $8,721 for 2002 compared to 2001. The decrease was due to fewer cash reserves in interest bearing accounts.

         As a result of the foregoing, net loss increased by $260,948 from $2,212,047 to $2,472,995 for 2002, compared to the 2001.

LIQUIDITY AND CAPITAL RESOURCES

         Our cash and cash equivalents increased to $190,172 at March 31, 2002, from $162,822 at March 31, 2001. Cash utilized in operating activities during 2002, was $968,323 compared to $1,761,339 utilized during 2001. The decrease in cash utilized in operating activities resulted primarily from changes in receivables, prepaid expenses, accrued expenses, and accounts payable. The cash utilized in investing activities of $25,069 was for capital expenditures. The cash provided by financing activities of $1,020,742 represents additional borrowings from related party notes and proceeds from the issuance of common stock.

         As of March 31, 2002 we had outstanding notes payable to related parties totaling $850,000. This amount was comprised of separate notes of $100,000 and $500,000 payable to RAM Capital and a $250,000 convertible note payable to a private investor. The note for $100,000 matured on April 9, 2002 bearing interest at a rate of 10 percent per annum. The $500,000 note matures on February 12, 2003 and bears interest at a rate of 10 percent per annum. The $250,000 convertible note matured on May 12, 2002 and bears interest at a rate of 10 percent per annum. We are currently in default on the $100,000 note payable to RAM Capital and $250,00 convertible note to a private investor. We are currently attempting to cure the default on the $100,000 note to RAM Capital and the $250,000 convertible note to a private investor through renegotiation of the terms of the notes.

         On February 9, 2002, we defaulted on notes payable to Ram Venture Holdings Corp. ("Ram Venture") in the amount of $416,666 and KM Financial of $83,334. The notes payable to Ram Venture and KM Financial for the purchase of New Systems, Inc. common stock, were guaranteed pursuant to a pledge agreement by RAM Capital. As a result of the default, Ram Venture and KM Financial exercised their rights under the pledge agreement and acquired 5,000,000 shares of common stock, par value $.001, of Ram Venture held by RAM Capital in exchange for RAM Capital's assumption of the notes. RAM Capital thereby terminated its ownership in Ram Venture.

         At March 31, 2002, we had negative working capital of $1,931,895 and stockholders' deficit of $1,837,510. Our independent certified public accountant expressed substantial doubt about our ability to continue as a going concern in their report on our March 31, 2002 financial statements. We are in our third year of implementing our business plan and cannot be assured that the results of operations will be sufficient to sustain our operations.

         Our business plan requires that we incur significant operating expenses in order to develop and extend our business model, our software titles and our operations, as well as to respond to unanticipated competitive pressures. At this time, our only source of operating revenue is our agreement with Microsoft. We do not expect that our revenue will cover our operating expenses. Accordingly, we anticipate additional cash will be needed to fund such growth. We fully intend to engage in further financing to meet expanded operating capital needs, including raising capital through public or private debt or the sale of equity and/or debt securities.

         We cannot be certain, however, that any such financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could seriously harm our business. Additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants. Moreover, strategic relationships, if necessary to raise additional funds, may require us to relinquish some technology rights or modify our allocation of resources. Should we not be able to raise additional financing or implement our business plan and generate sufficient cash flows from operations, we may have to curtail operations. The accompanying financial statements do not include any adjustments that may be necessary if we are unable to continue as a going concern.

         We also continue to seek out opportunities to acquire or invest in businesses, products and technologies that expand, compliment or are otherwise related to our current business or products. We also consider from time to time opportunities to engage in joint ventures or other business collaborations with third parties to address particular market segments. Such acquisitions, investments, joint ventures or other business initiatives may involve significant commitments of our financial and other resources. There can be no assurance that any such activity will be successful in generating revenue, income or other returns to us, or that financial or other resources committed to such activities will not be lost.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

         In June 2001, the Financial Accounting Standards Board (FASB) issued two new pronouncements: Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and other Intangible Assets." SFAS 141 prohibits the use of the pooling-of-interests method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001 that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 as to goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The provisions of SFAS 141 and 142 do not have a material effect on the financial statements of the Company.

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


RISKS AND UNCERTAINTIES

         We have only a limited operating history upon which we can base an evaluation and prospects of our Company. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to introduce new products into new and rapidly evolving markets characterized by intense competition. To address these risks and uncertainties, we must, among other things, successfully market the talents and capabilities of our development team and technologies and complete and introduce products and product enhancements in a timely manner, continue to upgrade and commercialize our technologies, compete effectively with a large number of technologically sophisticated and well financed companies, and attract, retain and motivate highly qualified personnel, manage rapid growth and integrate the personnel, technologies and operations of acquired businesses. There can be no assurance that we will successfully address these challenges.

         We incurred losses from operations of $2,472,995 and $2,212,047 for the years ended March 31, 2002 and 2001 and at March 31, 2002, we had an accumulated deficit in shareholders' equity of $1,837,510.

         We currently have an agreement with Microsoft under which we are creating a major original product for the Microsoft Xbox game console. At present, our agreement with Microsoft is our only source of operating revenue. At this time, all of our development team's activities are being dedicated to the completion of the game. The agreement with Microsoft provides for periodic payments to us based upon the attainment of various development milestones. Failure to achieve these milestones will significantly affect revenue from these periodic payments and may induce termination of the agreement by Microsoft. Our agreement with Microsoft provides for a royalty based upon Microsoft's net sales of the game after recoupment of periodic payments following its completion by us. Because royalty payments, if any, will depend upon unit sales by Microsoft, there can be no assurance that we will realize any revenue from royalties.

         In addition to the Xbox game itself, we (together with Microsoft) have secured initial agreements for comic book, novel, and feature film deals all based on the game's underlying intellectual property, which Microsoft owns. Because we created and developed this intellectual property, we will receive 10% of Microsoft's net revenues from all ancillary products based upon such intellectual property. There can be no assurance, however, that Microsoft will invest in any such ancillary products or, if it does so, whether any revenue will be derived therefrom.

         Our business plan requires that we incur significant operating expenses in order to develop and extend our business model, our products and our operations, as well as respond to unanticipated competitive pressures. At this time, our only source of operating revenue is our agreement with Microsoft. We do not expect that this revenue will cover our operating expenses. As a result, we intend to raise additional capital through public or private debt or the sale of equity and/or debt securities. We cannot be assured that additional financing will be available on terms favorable to us, or that additional financing will be available at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to develop new technologies, respond to unanticipated competitive pressures, or continue to fund our operations. Such inability could have a material adverse effect on our business, financial condition, results of operations and prospects.

         The markets we serve experience rapid technological change, changing customer tastes, frequent new product introductions and evolving industry standards that may render existing products and services unwanted, undesirable, or obsolete. As a result, more advanced products produced by our competitors could erode our position in our existing market or other markets that we may enter. It is difficult to estimate the life cycles of our products and services. Our future success will depend, in part, upon our ability to enhance existing products and services and to develop new products and services on a timely basis. In addition, our products and services must keep pace with technological developments and we must address increasingly sophisticated customer needs. We might experience difficulties that could delay or prevent the successful development, introduction and marketing of new products and services. New products and services and enhancements might not meet the requirements of the marketplace and achieve market acceptance. If these things happen, they would materially and negatively affect our cash flows, financial condition and results of operations.

         Our plan is to expand our development capacity moderately over the next twelve months. When the current Xbox product is shipped, we intend to immediately employ that primary team in the creation of a sequel. However, there can be no assurance that Microsoft will agree to create a sequel with us. Should Microsoft decide not to pursue a sequel, we will endeavor to secure other work for our primary team through an extensive set of industry contacts. In addition, prior to shipping the current Xbox product, we also plan to expand to a second team, whose objective is to create another original game product for Microsoft Xbox, Sony PlayStation 2, Nintendo GameCube or for the personal computer market. We plan to use our industry contacts to obtain work for this second team. However, there can be no assurance that we will secure work for our current team or any projected second team.

         The development of products for interactive entertainment software is a developing market. Our future growth and profitability will depend, in part, upon consumer use and acceptance of such products and applications in general and a significant expansion in the consumer market for the delivery of such products and applications. Even if these markets experience substantial growth, there can be no assurance that our products and applications will be commercially successful or will benefit from such growth. Further, even if initially successful, any continued development and expansion of the market for our products and applications will depend in part upon our ability to create and develop additional products and applications and adjust existing products and applications in accordance with changing consumer preferences, all at competitive prices. Our failure to develop new products and applications and generate revenues could have a material adverse effect on our financial condition and operating results.

         We believe that due to the rapid pace of innovation within our industry, factors such as the technological and creative skills of our personnel are more important in establishing and maintaining a leadership position within the industry than legal protections of our technology. We are dependent on our ability to recruit, retain and motivate high quality personnel. However, competition for such personnel is intense and the inability to attract and retain additional qualified employees or the loss of current key employees could materially and adversely affect our business, operating results and financial condition.

         Because of the size of our business and the nature of the industry in which we operate, our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. Consequently, the market price of our securities has been, and can be expected to continue to be, highly volatile. Factors such as announcements by us or others of technological innovations, new commercial products, regulatory approvals or proprietary rights developments, and competitive developments all may have a significant impact on our future business prospects and market price of our securities.

ITEM 7.  FINANCIAL STATEMENTS
         --------------------

         The Financial Statements and notes to financial statements, together with the report of BDO Seidman, LLP dated May 15, 2002, required by this item are included as pages F-1 to F-18 of this Form 10-KSB.


ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           ---------------------------------------------------------------
           FINANCIAL DISCLOSURE
           --------------------

         On January 15, 2002, we filed an amended Current Report on Form 8-K/A relating to Item 4, Change in Certifying Accountant, in connection with the resignation of Baum & Company, P.A. and the engagement of BDO Seidman, LLP, as our independent public accountants.

                                    PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         -------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
         -------------------------------------------------

EXECUTIVE OFFICERS AND DIRECTORS

         The following table sets forth our executive officers and directors, which officers are elected annually by the Board of Directors ("the Board") and hold office at the discretion of the Board:


         NAME                           AGE        POSITION

     Steven Oshinsky                    42         Chairman of the Board and
                                                   Chief Executive Officer
     Karen L. Benson                    44         Chief Financial Officer
     Brennan Kelly                      36         Chief Technical Officer
     Martin Eric Weisberg               52         Director

SUMMARY BACKGROUND OF EXECUTIVE OFFICERS

STEVEN OSHINSKY

         Steven Oshinsky has served as our Chairman, Director and Chief Executive Officer since December 12, 2001, the date of the merger. He has also served in the capacity of Director and Chief Executive Officer of our subsidiary, Tremor Games Inc., since January 2001. He entered the financial services business in 1985 in New York's One World Trade Center as a financial futures broker focusing primarily on foreign currency, U.S. treasuries and Standard & Poor's 500 futures. In 1993, he joined the investment banking firm of Barber and Bronson in Ft. Lauderdale, Florida as a Senior Account Executive, and in 1997, he joined Thomas Green Securities, Inc. in a similar capacity. In 1998, he founded RAM Capital Management to provide equity financing to small public companies. The operations of RAM Capital Management are primarily carried out by Steven Oshinsky as that firm's General Manager. He has been an Ambassador for the American Committee of the Weizmann Institute of Science since 1995, assisting the Committee with their fund raising activities.

KAREN L. BENSON

         Karen L. Benson has served as our Chief Financial Officer since February 8, 2002. She joined us in December 1999 as Controller and was promoted to Vice President of Finance and Administration in August 2000. She was involved in crisis management consulting from October 1996 to December 1999 and served as Vice President Finance and Administration of a Los Angeles, California-based land use planning and civil engineering firm from May 1990 to December 1996. She served as Director of Finance and Administration at venture capital funded start-ups in the temporary professional industry from January 1986 to April 1990 and worked for the prior four years as an executive assistant in the high tech industry. She graduated from California State University, Northridge in 1988 with a B.S. in Accounting.

BRENNAN KELLY

         Brennan Kelly has served as our Chief Technical Officer since December 12, 2001. He has also served in the capacity of Chief Technical Officer of our subsidiary, Tremor Games, Inc., since September 1998. He is one of our founders and was Technical Director and producer on Railroad Tycoon II for PlayStation and KISS Psycho Circus for Dreamcast. Prior to joining us in September 1998, he was a Lead Programmer with Gigawatt Studios from April 1997 to April 1998 and with Digital Domain from November 1995 to April 1997. He is a graduate of the University of California, Los Angeles in 1989 with a B.A. in Philosophy.

MARTIN ERIC WEISBERG

         Martin Eric Weisberg has served as a member of our Board of Directors since December 12, 2001, the date of the merger. He has also served as a Director of Tremor Games Inc. since January, 2001. He is a partner at the law firm Jenkens & Gilchrist Parker Chapin LLP, which serves as our general counsel. He specializes in the areas of securities, mergers and acquisitions, financing and international transactions and has been in the private practice of law for 25 years. He is a summa cum laude graduate of Union College (B.A. 1972) and received his law degree from The Northwestern University School of Law (1975), where he graduated summa cum laude, was Articles Editor of the Law Review and was elected to the Order of the Coif. He also attended The London School of Economics and Political Science. In addition, he serves as a director of Xybernaut Corporation, a Delaware corporation.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

         The Board of Directors met once during the 2002 fiscal year. During the 2002 fiscal year each of the directors attended 100% of the regularly scheduled and special meetings of the Board of Directors and the committees on which they served.

         Our directors receive $1,000 per month in compensation for serving on the Board of Directors, as well as reimbursement of reasonable expenses incurred in attending meetings.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our common stock ("Reporting Person"), to file with the SEC, on a timely basis, the initiation of their status as a Reporting Person and any changes with respect to their beneficial ownership of our Common Stock. Such persons are required to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of forms received by us, except for the untimely filing of Forms 4 by (i) Steven Oshinsky and Martin Eric Weisberg, as officers and directors of our Company and by (ii) RAM Capital Management Inc. as a greater than 10% beneficial owner, we believe all filing requirements applicable to its directors, executive officers and beneficial owners of 10% or more of the common stock were compiled with for the fiscal year ending March 31, 2002.

ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

         The following table sets forth certain information for the three (3) years ended March 31, 2002 regarding the compensation of our Chief Executive Officer, each of our other most highly compensated executive officers whose compensation on an annualized basis (salary and bonus) for services rendered in all capacities to us during the year ended March 31, 2002 exceeded US $100,000 (collectively, the "Named Executive Officers"):


-------------------------------------------------------------------------------------------------------------------------
                                               SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------------------------------------------------
                                                                            Long-term compensation
                                                                     -------------------------------------
                                        Annual compensation                   Awards             Payouts
                                 ----------------------------------- ------------- ------------ ---------- --------------
                                                                                   Securities
                                                      Other annual    Restricted   underlying    LTIP        All other
   Name and Principal             Salary     Bonus   compensation   stock awards   options/     payouts    compensation
        Position          Year      ($)       ($)          ($)           ($)          SARs         ($)          ($)
------------------------- ------ ---------- --------- ------------  -------------  ----------- ---------- --------------
Steven Oshinsky,          2002    $560,000       -            -             -          (1)         -        $18,000 (2)
Chairman, Director and    2001           -       -            -             -          (1)         -        $18,000 (2)
Chief Executive Officer   2000           -       -            -             -           -          -              -
("CEO") (3)
-------------------------------------------------------------------------------------------------------------------------

(1) No options have been granted to the named executive officer and/or director as of March 31, 2002.

(2) Named officer received $1,500 a month for automobile, plus is entitled to receive reimbursement of all business expenses.

(3)      Appointed Chief Executive Officer January 2001.


                     STOCK OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth stock options granted to the Named Executive Officers as of March 31, 2002.


------------------------------ --------------------- ----------------------- ------------ ------------ ----------------
Name                            Number of Options      % of Total Options     Exercise    Expiration    Grant Value $
                                Granted in Fiscal     Granted to Employees
                                Year Ended 3/31/02       in Fiscal Year       ($/Share)      Date
------------------------------ --------------------- ----------------------- ------------ ------------ ----------------
Steven Oshinsky,                               None                    None         None         None             None
Chairman, Director and CEO
------------------------------ --------------------- ----------------------- ------------ ------------ ----------------

      OPTION EXERCISES DURING, AND STOCK OPTIONS HELD AT END OF FISCAL 2002

         The following table indicates the total number and value of exercisable stock options held by the Named Executive Officers as of March 31, 2002.


                                -------------------------------------------- --------------------------------------
                                  Number of Unexercised Options at Fiscal      Value of Unexercised In-The-Money
                                                 Year End                       Options at Fiscal Year End (1)
------------------------------- -------------------------------------------- --------------------------------------
Name                                 Exercisable          Unexercisable         Exercisable        Unexercisable
------------------------------- ---------------------- --------------------- ------------------- ------------------
Steven Oshinsky,                                 None                  None                None               None
Chairman, Director and CEO
------------------------------- ---------------------- --------------------- ------------------- ------------------


(1) Based on the last sale price for our Common Stock on March 31, 2002 of $.49 per share, as reported by the OTC Bulletin Board.

STOCK OPTION PLAN

         We currently maintain a stock option plan designated as the 2001 Stock Option Plan (the "2001 Plan"). The Plan reserves 2,666,666 shares of our Common Stock for issuance, upon the exercise of options designated as either (i) incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended (the "Code") or (ii) non-qualified options. Options may be granted to our consultants, directors (whether or not they are employees), employees or officers. In certain circumstances, the exercise of stock options may have an adverse effect on the market price of our Common Stock.

         The purpose of the 2001 Plan (the "Plan") is to encourage stock ownership by certain of our directors, officers and employees and certain other people instrumental to our success and give them a greater personal interest in our success. The Plan is administered by the Board of Directors (the "Board"). The Board, within the limitations of the Plan, determines the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be ISOs, the duration and rate of exercise of each option, the option purchase price per share and the manner of exercise, the time, manner and form of payment upon exercise of an option, and whether restrictions such as our repurchase rights are to be imposed on shares subject to options. ISOs granted under the Plan may not be granted at a price less than the fair market value (110% of fair market value in the case of ISOs granted to persons holding 10% or more of our voting stock) of the Common Stock on the date of grant. Options granted under the Plan will expire not more than ten years from the date of grant (five years in the case of ISOs granted to persons holding 10% or more of our voting stock). Except as otherwise provided in the individual option agreement granting such options, any options granted under the Plan are not transferable during the optionee's lifetime but are transferable at death by will or by the laws of descent and distribution.

EMPLOYMENT AGREEMENT

         On January 1, 2002, Tremor Entertainment entered into an employment agreement with its Chief Executive Officer, Steven Oshinsky, whereby he is entitled to a minimum annual salary of $125,000 or, in lieu of cash and at his sole election, an aggregate of 500,000 shares of our Common Stock, par value $.001 per share ("Base Salary"). He is also eligible to receive bonus compensation at the discretion of the Board of Directors (the "Board"). The agreement expires on January 1, 2003. If Steven Oshinsky terminates his employment agreement for "good reason," he shall be entitled generally to receive accrued but unpaid Base Salary through the date of such termination, any unpaid bonus and a severance payment equal to his Base Salary for one (1) year or for that period of time remaining under the employment term, whichever is greater. "Good reason" is defined in the agreement as a material diminution of his duties, a breach by the Company of material terms or provisions, or the failure to pay or a reduction of his base salary. Mr. Oshinsky's employment also terminates under the agreement upon his death, disability or "for cause" which is defined in the agreement as any breach by him of his duties or responsibilities, a convicted crime committed against the Company, embezzlement or fraud. Either party may terminate the agreement without cause at any time.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         The following table sets forth certain information regarding beneficial ownership of the shares of our common stock as of the date of June 27, 2002 by:
(i) each person who is known by management to own beneficially more than five percent (5%) issued and outstanding shares of common stock; (ii) the Named Executive Officers; and (iii) each of our directors.

                                                                   PERCENTAGE OF
NAME AND ADDRESS OF BENEFICIAL OWNER (1)     NUMBER OF SHARES (2)     CLASS
----------------------------------------     --------------------  -------------

Steven Oshinsky                                    12,525,111 (3)      65.92%

RAM Capital Management                             11,004,000 (4)      58.25%
23350 Water Circle
Boca Raton, FL 33486

Martin Eric Weisberg                                  616,666 (5)       3.36%

All executive officers
and directors as a group 4 persons                 13,618,701          72.01%
                                                   (3)(5)(6)
-------------

(1) Unless otherwise indicated, the addresses for the beneficial owners and management is c/o Tremor Entertainment Inc. 2621 West Empire Avenue, Burbank, California 91504.

(2) The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any share as to which the individual or entity has voting power or investment power. Unless otherwise indicated, each person or entity has sole voting and investment power with respect to shares shown as beneficially owned. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days, whether pursuant to the exercise of options, conversion of securities or otherwise.

(3) Includes 11,164,000 shares of common stock held by two trusts and a corporate entity for which beneficial ownership may be attributable to Mr. Oshinsky. Also, includes warrants, currently exercisable, to acquire 750,000 shares of common stock at prices ranging from $0.25 to $0.50 per share held by a trust for which Steven Oshinsky is the General Manager.

(4) Includes warrants, currently exercisable, to acquire 750,000 shares of common stock at prices ranging from $0.25 to $0.50 per share.

(5) Includes options, currently exercisable, to acquire an aggregate of 166,666 shares of common stock at an exercise price of $0.30 per share, and warrants, currently exercisable, to acquire 50,000 shares of common stock at an exercise price of $0.30 per share.

(6) Includes options, currently exercisable, to acquire an aggregate of 215,354 shares of common stock at an exercise price ranging from $0.30 to $6.00 per share.

EQUITY COMPENSATION PLAN INFORMATION


------------------  ----------------------------    --------------------    ----------------------------------------
                    (a)                             (b)                     (c)
------------------  ----------------------------    --------------------    ----------------------------------------
                    Number of securities            Weighted-average        Number of securities remaining available
                    to be issued upon               exercise price of       for  future   issuance under  equity
                    exercise of outstanding         outstanding options,    compensation plans (excluding  securities
Plan categoory      options, warrants and rights    warrants  and rights    reflected in column (a))
------------------  ----------------------------    --------------------    ----------------------------------------
Equity
compensation plans          2,626,224                     $0.64                            916,666
approved by
security holders
------------------  ----------------------------    --------------------    ----------------------------------------
Equity
compensation plans          1,396,400                     $1.32                            500,000(1)
not approved by
security holders
------------------  ----------------------------    --------------------    ----------------------------------------
Total                       4,022,624                     $0.88                            500,000
------------------  ----------------------------    --------------------    ----------------------------------------


(1) The employment agreement dated January 1, 2002 with Steven Oshinsky provides that he may, at his sole election, receive his salary in the form of 500,000 shares of Common Stock in lieu of cash.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On April 1, 2002, we entered into a one-year consulting agreement with Karl Flowers, a director of our Company at that time. Under the agreement, in consideration for services to be performed by him on behalf of our Company in addition to responsibilities performed in his capacity as a director, Karl Flowers received 300,000 shares of our Common Stock and is entitled to a monthly consulting fee equal to $6,000. The agreement may be terminated upon written notice not less than thirty (30) days prior to the end of the term unless earlier terminated by reason of any material breach by Karl Flowers of his obligations (subject to a fifteen (15) day cure period) under the agreement. Mr. Flowers resigned as a director of our Company, effective June 1, 2002.

         On April 1, 2002, we entered into an agreement with Martin Eric Weisberg whereby he is entitled to an aggregate of 400,000 shares of Common Stock as consideration for special services to be performed by him on behalf of our Company in addition to responsibilities performed in his capacity as a director. In addition to serving as one of our directors, the law firm of Jenkens & Gilchrist Parker Chapin LLP, of which he is a partner, is our general counsel.

         On February 12, 2002, we issued a $500,000 promissory note to RAM Capital Management ("Ram Capital") maturing on February 12, 2003 with interest payable at 10% per annum and granted RAM Capital a warrant for the purchase of up to 500,000 shares of our Common Stock at an exercise price of $.25 per share that expires on February 12, 2005. The note and warrant were awarded to RAM Capital in recognition of the default by our operating subsidiary, Tremor Games Inc. and subsequent assumption by RAM Capital of those notes payable to Ram Venture Holdings Corp. in the amount of $416,667 and KM Financial of $83,334. Such notes had been secured by that non-recourse stock pledge agreement dated July 23, 2001 among RAM Capital, as pledgor, and the parties to the notes. At the date of default, the pledged stock was released in satisfaction of the notes. RAM Capital, one of our shareholders, is managed by Steven Oshinsky, our Chairman and Chief Executive Officer.

         On January 9, 2002, in return for a loan in the amount of $100,000 from RAM Capital for short-term operating capital, we issued to RAM Capital a promissory note maturing on April 9, 2002 with interest payable at 10% per annum. We also granted RAM Capital a warrant for the purchase of up to 100,000 shares of our Common Stock at an exercise price of $.50 per share that expires on January 9, 2005. We are currently in default on this note.

         On January 1, 2002, we entered into an agreement with Steven Oshinsky, in recognition of prior services performed by him on behalf of our Company during calendar year 2001. By the terms of the agreement, he is entitled to an aggregate of 500,000 shares of our Common Stock. Steven Oshinsky is Chairman and Chief Executive Officer of our Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

            (a)  Exhibits

         NUMBER  DESCRIPTION
         ------  -----------

            4.1  Form of Warrant issued to RAM Capital Management

            4.2 Form of Convertible Note in the principal amount of $250,000 in favor of Kevin Ryan

           10.1  2001 Stock Option Plan

           10.2 Form of Employment Agreement with Steven Oshinsky dated January 1, 2002

           21.1  Subsidiaries of the Company

            (b)  Reports on Form 8-K

                 On January 15, 2002, the Company filed an amended Current Report on Form 8-K/A relating to Item 4, Change in Certifying Accountant, in connection with the resignation of Baum & Company, P.A. and the engagement of BDO Seidman, LLP, as the Company's independent public accountants.

                            TREMOR ENTERTAINMENT INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants...........................F-2
Consolidated Balance Sheet March 31, 2002....................................F-3
Consolidated Statements of Operations........................................F-4
Consolidated Statements of Shareholders' Deficit.............................F-5
Consolidated Statements of Cash Flows........................................F-6
Notes to Consolidated Financial Statements...................................F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Tremor Entertainment Inc.
Burbank, California

We have audited the accompanying consolidated balance sheet of Tremor Entertainment Inc. (the "Company") as of March 31, 2002 and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tremor Entertainment Inc. at March 31, 2002 and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss for the years ended March 31, 2002 and 2001 of $2,472,995 and $2,212,047, has used cash in operating activities of $968,323 and $1,761,339 for each of the two years ended March 31, 2002 and 2001, and at March 31, 2002 has a negative working capital of $1,931,895 and stockholders' deficit of $1,837,510. These and other factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ BDO Seidman, LLP

May 15, 2002

                            TREMOR ENTERTAINMENT INC.

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2002

Assets

CURRENT ASSETS
   Cash                                                        $  190,172
   Receivables                                                      2,941
   Prepaid expenses                                                62,485
----------------------------------------------------------------------------

Total current assets                                              255,598

PROPERTY AND EQUIPMENT, net                                        68,238
DEPOSITS                                                           10,636
SOFTWARE LICENSES                                                  15,511
----------------------------------------------------------------------------

Total assets                                                   $  349,983
----------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                             $  428,146
  Accrued expenses                                                860,152
  Billings in excess of cost and estimated earnings               304,390
  Notes payable - related party, net of related
    discounts of $255,195                                         594,805
----------------------------------------------------------------------------

Total current liabilities                                       2,187,493
----------------------------------------------------------------------------

COMMITMENTS

STOCKHOLDERS' DEFICIT
  Common stock, par value $0.001, 250,000,000 shares
    authorized 16,765,000 shares issued and outstanding            16,765
  Additional paid-in capital                                    6,566,558
  Accumulated deficit                                          (8,420,833)
----------------------------------------------------------------------------


Total stockholders' deficit                                    (1,837,510)
----------------------------------------------------------------------------

Total liabilities and stockholders' deficit                    $  349,983
----------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                            TREMOR ENTERTAINMENT INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended March 31,                              2002               2001
--------------------------------------------------------------------------------

REVENUES                                         $ 2,343,771        $ 1,341,839

COST OF REVENUES                                   2,319,288          1,345,428
--------------------------------------------------------------------------------

GROSS PROFIT (LOSS)                                   24,483             (3,589)
--------------------------------------------------------------------------------

OPERATING EXPENSES
   General and administrative                      2,216,733          1,810,530
   Research and development                           26,239            284,409
   Marketing                                          21,066             80,398
--------------------------------------------------------------------------------

Total operating expenses                           2,264,038          2,175,337
--------------------------------------------------------------------------------

OPERATING LOSS                                    (2,239,555)        (2,178,926)

OTHER INCOME (EXPENSE)
   Interest expense                                 (235,855)           (44,257)
   Other income                                        2,415             11,136
--------------------------------------------------------------------------------

Total other income (expense)                        (233,440)           (33,121)
--------------------------------------------------------------------------------

NET LOSS                                          (2,472,995)        (2,212,047)

DIVIDENDS TO PREFERRED SHAREHOLDERS
   Cash dividends                                    (34,258)           (24,000)
   Deemed dividends                                        -           (600,000)
--------------------------------------------------------------------------------

NET LOSS ATTRIBUTED TO COMMON SHAREHOLDERS       $(2,507,253)       $(2,836,047)
--------------------------------------------------------------------------------

Net loss per share - basic                       $     (0.30)       $     (0.61)

Net loss per share - diluted                     $     (0.30)       $     (0.61)

Shares used in per share calculation - basic       8,489,214          4,619,252

Shares used in per share calculation - diluted     8,489,214          4,619,252
--------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                            TREMOR ENTERTAINMENT INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

                                    Preferred Stock          Common Stock        Additional
                                 ---------------------- -----------------------    Paid-In     Accumulated   Treasury
                                   Shares     Amount      Shares      Amount       Capital       Deficit       Stock        Total
-------------------------------- ----------  ---------- -----------  ---------- -------------  ------------  ---------  ------------
BALANCE, April 1, 2000                    -  $       -   4,347,000   $   4,347  $  3,319,782  $ (3,735,791)  $ (18,000)  $ (429,662)

Common stock issued for cash              -          -     508,000         508     1,449,492             -           -    1,450,000
Common stock issued for
   compensation                           -          -      38,000          38       241,462             -           -      241,500
Common stock options issued for
   compensation                           -          -           -           -       363,000             -           -      363,000
Warrants issued for compensation          -          -           -           -        14,400             -           -       14,400
Preferred stock issued for cash   6,000,000    600,000           -           -             -             -           -      600,000
Preferred stock cash dividends            -          -           -           -       (24,000)            -           -      (24,000)
Preferred stock deemed dividends          -          -           -           -      (600,000)            -           -     (600,000)
Preferred stock deemed dividends          -          -           -           -       600,000             -           -      600,000
Net loss                                  -          -           -           -             -    (2,212,047)          -   (2,212,047)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, March 31, 2001           6,000,000    600,000   4,893,000       4,893     5,364,136    (5,947,838)     (18,000)      3,191

Preferred stock cash dividends            -          -           -           -       (34,258)            -            -     (34,258)
Conversion of preferred stock    (6,000,000)  (600,000) 10,000,000      10,000       590,000             -            -           -
Retirement of treasury stock              -          -      (3,000)         (3)      (17,997)            -       18,000           -
Retirement of fractional shares
   in connection with the New
   Systems, Inc merger                    -          -     (88,000)        (88)       (9,360)            -            -      (9,448)
Additional shares in connection
   with the New Systems, Inc.
   merger                                 -          -   1,553,000       1,553        (1,553)            -            -           -
Common Stock issued for cash              -          -     410,000         410       204,590             -            -     205,000
Beneficial conversion feature             -          -           -           -       250,000             -            -     250,000
Warrants issued for financing             -          -           -           -       221,000             -            -     221,000
Net loss                                  -          -           -           -             -    (2,472,995)           -  (2,472,995)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, March 31, 2002                   -  $       -  16,765,000   $  16,765  $  6,566,558  $ (8,420,833)  $        - $(1,837,510)
------------------------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                            TREMOR ENTERTAINMENT INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


INCREASE (DECREASE) IN CASH

Year ended March 31,                                                                 2002                 2001
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                        $(2,472,995)        $(2,212,047)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                                       63,947              52,298
     Common stock issued for compensation                                                    -             241,500
     Common stock options issued for compensation                                            -             363,000
     Warrants issued for compensation                                                        -              14,400
     Non-cash interest expense                                                         215,805              40,117
     Non-cash compensation expense                                                     560,000                   -
     Changes in operating assets and liabilities:
       Receivables                                                                     205,432            (191,231)
       Prepaid expenses                                                                (61,514)             25,528
       Other assets                                                                     13,967              (9,990)
       Accounts payable                                                                379,903            (102,889)
       Accrued expenses                                                                150,903            (190,986)
       Deferred revenue                                                                (52,632)             37,632
       Billing in excess of cost and estimated earnings                                 28,861             275,529
       Accrued estimated losses on projects                                                  -            (104,200)
---------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                                 (968,323)         (1,761,339)
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                                 (25,069)            (38,452)
---------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                                  (25,069)            (38,452)
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                               205,000           1,450,000
  Proceeds from issuance of preferred stock                                                  -             600,000
  Preferred stock cash dividend                                                        (34,258)            (24,000)
  Payment on notes payable                                                                   -             (40,000)
  Proceeds from notes payable - related party                                        1,225,000                   -
  Payments on notes payable - related party                                           (375,000)            (27,877)
---------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                            1,020,742           1,958,123
---------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH                                                                    27,350             158,332

CASH, beginning of year                                                                162,822               4,490
---------------------------------------------------------------------------------------------------------------------

CASH, end of year                                                                  $   190,172         $   162,822
---------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
    Interest                                                                       $     7,514         $     4,596
    Income taxes                                                                           800                   -
---------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
  Non cash items:
    Liability incurred for fractional common shares cancelled in
       connection with the New Systems, Inc. merger                                $     9,448         $         -
    Warrants and beneficial conversion feature issued in connection with debt          471,000                   -
---------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                            TREMOR ENTERTAINMENT INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

         Tremor Entertainment Inc. ("Tremor" or the "Company"), designs and develops interactive entertainment software for popular video game consoles, including Sony PlayStation, Sega Dreamcast and Microsoft Xbox. We have one wholly owned subsidiary, Tremor Games Inc.

         On December 12, 2001, we merged with New Tremor Acquisition Corp., a wholly owned subsidiary of New Systems, Inc. Subsequent to the merger, New Systems, Inc. changed its name to Tremor Entertainment Inc. and the company that was merged into the subsidiary of New Systems, Inc., formerly known as Tremor Entertainment Inc., became Tremor Games Inc. (See Note 3)

         The consolidated financial statements include the accounts of Tremor Entertainment Inc. and its wholly owned subsidiary Tremor Games Inc. All material intercompany balances and transactions have been eliminated.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation is computed using a straight-line method over the estimated useful lives of respective assets, ranging from three to five years. We review the carrying values of our property and equipment for possible impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Impairment losses are charged to operations when recognized.

RESEARCH AND DEVELOPMENT COSTS

         Expenses relating to research and development activities are charged to expense when incurred.

REVENUE AND COST RECOGNITION

         Revenues and costs from fixed-price software development contracts are recognized for each contract on the percentage-of-completion method, measured by the cost incurred to date, to the total estimated cost for the contract. Management believes the use of the cost-to-cost method to gauge completion is the best available measure of completeness. Direct costs include, among other things, direct labor and direct overhead. General and administrative expenses are accounted for as period costs and are, therefore, not included in the percentage-of-completion method of accounting for software development contracts. Project losses are provided in the period in which such losses are determined, without reference to the percentage-of-completion. As contracts can extend over one or more accounting periods, revisions in costs and earnings estimated during the course of the work are reflected during the accounting period in which the facts that required such revisions become known. Non-refundable advances received at the inception of a project are deferred and recognized ratably over the life of the contract. We accrue for estimated losses on contracts when total estimated contract revenue compared to total estimated contract cost at an accounting reporting period indicate a loss. The costs used in arriving at the accrued estimated loss on a contract include all costs of the type allocable to the contract including costs arising from contract amendments and price changes. Estimated losses are included in the statement of operations as a component of cost of revenues.

INCOME TAXES

         We provide for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires a company to use the asset and liability method of accounting for income taxes.

         Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and result primarily from differences in methods used to amortize production costs. A valuation allowance is provided when management cannot determine whether it is more likely than not that the deferred tax asset will be realized.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

STOCK-BASED COMPENSATION

         We account for stock-based compensation arrangements in accordance with provisions of APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations, and comply with the disclosure provisions SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the our stock and the amount an employee must pay to acquire the stock.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying of value of notes payable - related party approximate fair value based on current rates at which the Company could borrow funds with similar remaining maturities.

RECLASSIFICATIONS

         Certain balances as of March 31, 2001 have been reclassified in the accompanying consolidated financial statements to conform with the current year presentation. The reclassifications had no effect on previously reported net loss or stockholders' deficit.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued two new pronouncements: Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and other Intangible Assets." SFAS 141 prohibits the use of the pooling-of-interests method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001 that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 as to goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The provisions of SFAS 141 and 142 do not have a material effect on the financial statements of the Company.

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


NOTE 2 - LIQUIDITY AND GOING CONCERN

         We incurred losses for the years ended March 31, 2002 and 2001 of $2,472,995 and $2,212,047 and used cash in operating activities of $968,323 and $1,761,339 for each of the two years ended March 31, 2002 and 2001. Furthermore, at March 31, 2002 we had negative working capital of $1,931,895 and stockholders' deficit of $1,837,510. As a result of our financial position and results of operations as of March 31, 2002, substantial doubt exists about our ability to continue as a going concern.

         Our business plan is to expand our development capacity moderately over the next twelve months. When the current Xbox product is shipped, we intend to immediately employ that primary team in the creation of a sequel. However, there can be no assurance that Microsoft will agree to create a sequel with us. Should Microsoft decide not to pursue a sequel, we will endeavor to secure other work for our primary team through an extensive set of industry contacts. In addition, prior to shipping the current Xbox product, we also plan to expand to a second team, whose objective is to create another original game product for Microsoft Xbox, Sony PlayStation 2, Nintendo GameCube, and for the personal computer market. We plan to use our industry contacts to obtain work for this second team. However, there can be no assurance that we will secure work for our current team or any projected second team.

         We are in our third year of implementing our business plan and cannot be assured that the results of operations will be sufficient to sustain our operations. We are pursuing additional capital to meet future financial obligations, but may not be able to do so. Should we not be able to raise additional financing or implement our business plan and generate sufficient cash flows from operations, we may have to curtail operations. The financial statements do not include any adjustments that may be necessary if we are unable to continue as a going concern.

NOTE 3 - MERGER WITH NEW SYSTEMS, INC.

         On July 23, 2001, pursuant to the terms and conditions of a Stock Purchase Agreement, in contemplation of a proposed merger, we purchased an aggregate of 1,800,000 shares of New Systems, Inc. common stock for aggregate consideration of $505,000. We purchased 1,500,000 shares of New Systems, Inc. common stock from Ram Venture Holdings Corp, an entity related to Steven
Oshinsky, our Chief Executive Officer, for $4,167 in cash and a note for $416,666 and 300,000 shares of New Systems, Inc. common stock from KM Financial, an entity unrelated to us, for $833 in cash and a note for $83,334. At the time of the merger, RAM Capital Management, a private equity fund managed by Steven Oshinsky, owned approximately 33 percent of Ram Venture Holdings Corp. As a result of the stock purchase, we acquired a 54 percent ownership of the outstanding common stock of New Systems, Inc. resulting in a majority control of New Systems, Inc. On the date of purchase, New Systems, Inc. had assets of approximately $23,000, liabilities of approximately $25,000 and a net stockholders' deficit of approximately $2,000.

         For accounting purposes, the transaction was accounted for as a purchase of a majority interest from a related party and the 54 percent interest in New Systems, Inc. common stock was valued at zero. The $505,000 amount paid for the common stock of New Systems, Inc. was recorded as a period expense.

         We acquired the interest in New Systems, Inc. in contemplation of a merger that was consummated on December 12, 2001. The merger was effected through an exchange of 7,401 shares of our common stock, representing our entire outstanding common shares, for 14,802,000 shares of New Systems, Inc. common stock. Concurrent with the share exchange, New Systems, Inc. cancelled the 1,800,000 shares of New Systems, Inc. common stock we held prior to the exchange. Effective December 12, 2001, 1,553,000 shares of New Systems, Inc. common stock held by shareholders other than us were added to the issued and outstanding capital of the Company.

         In connection with the merger, New Systems, Inc. changed its financial year-end to March 31 and we merged with New Tremor Acquisition Corp., a wholly owned subsidiary of New Systems, Inc. Subsequent to the merger, New Systems, Inc. changed its name to Tremor Entertainment Inc. and the company that was merged into the subsidiary of New Systems, Inc., formerly known as Tremor Entertainment Inc., became Tremor Games Inc.

         For accounting purposes, the merger was recorded as a share exchange between our Company and New Systems, Inc. treated as a recapitalization. The recapitalization was accounted for as a 2000 for 1 stock split and has been reflected in all periods presented. The operating results reflected in the accompanying financial statements include only those of Tremor Games, Inc. (formerly Tremor Entertainment Inc.) prior to December 12, 2001.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

March 31,                                               2002
---------------------------------------------------------------
Computer equipment                             $     161,261
Furniture and fixtures                                17,365
---------------------------------------------------------------
                                                     178,626
Accumulated depreciation                            (110,388)
---------------------------------------------------------------
                                               $      68,238
---------------------------------------------------------------

NOTE 5 - CONTRACTS IN PROGRESS

Billings in excess of costs and estimated earnings on uncompleted contracts, consists of the following:

March 31,                                                      2002
------------------------------------------------------------------------

Cost incurred on uncompleted contracts                   $3,445,218
Estimated earnings to date                                   45,392
------------------------------------------------------------------------

                                                          3,490,610
Less: billings to date                                   (3,795,000)
------------------------------------------------------------------------
Included in the accompanying balance sheet under the following caption:

Billings in excess of cost and estimated earnings        $ (304,390)
------------------------------------------------------------------------

NOTE 6 - NOTES PAYABLE

         As at March 31, 2002, we had notes payable to related parties, net of related discounts and deferred interest of $255,195, totaling $594,805, which consists of the following:

         On January 9, 2002, we received a loan in the amount of $100,000 from RAM Capital Management ("RAM Capital"), a shareholder of our Company and a private equity fund managed by Steven Oshinsky, our Chairman and Chief Executive Officer, for short-term operating capital. We issued a promissory note maturing on April 9, 2002 with interest payable at 10% per annum. In addition to the promissory note, we issued to RAM Capital a warrant agreement for the purchase of 100,000 shares of Tremor common stock at an exercise price of $.50 per share that expires on January 9, 2005. The warrant agreement was valued at approximately $66,000 and has been recorded as non-cash interest expense. As of April 9, 2002 we were in default on this $100,000 note payable to RAM Capital.

         On February 12, 2002, we defaulted on the notes payable to Ram Venture Holdings Corp. ("Ram Venture") in the amount of $416,667 and KM Financial of $83,334. The notes payable to Ram Venture and KM Financial for the purchase of New Systems, Inc. common stock were guaranteed pursuant to a pledge agreement by RAM Capital. As a result of the default, Ram Venture and KM Financial exercised their rights under the pledge agreement and acquired 5,000,000 shares of common stock, par value $.001, of Ram Venture held by RAM Capital in exchange for RAM Capital's assumption of the notes. RAM Capital thereby terminated its ownership in Ram Venture. On February 12, 2002, in connection with the assumption of the notes, we issued a $500,000 promissory note to RAM Capital maturing on February 12, 2003 with interest payable at 10% per annum. In addition to the promissory note, we issued to RAM Capital a warrant agreement for the purchase of 500,000 shares of our common stock at an exercise price of $.25 per share that expires on February 12, 2005. The warrant agreement was valued at approximately $155,000 and has been recorded as a reduction of notes payable-related party on the balance sheet to be amortized as interest expense over the life of the related party debt. As of March 31, 2002, the balance due on the note was $500,000 and $135,875 of the warrant value was unamortized.

         On February 13, 2002, we received a loan in the amount of $250,000 from a private investor. We issued a convertible note maturing on May 12, 2002 with interest payable at 10% per annum, a conversion price of $0.25 per share, into a minimum of 1,000,000 shares of Common Stock plus those additional shares of Common Stock into which any interest having accrued at the date of conversion shall convert. The beneficial conversion feature of the note was valued at approximately $250,000 and has been recorded as discount on notes payable-related party on the balance sheet to be amortized as non-cash interest expense over the life of the debt. At March 31, 2002, $119,320 of the beneficial conversion feature value was unamortized. As of May 12, 2002, we were in default on this $250,000 convertible note.

NOTE 7 - INCOME TAXES

         As of March 31, 2002, the Company had unused Federal and California net operating loss carryforwards of approximately $5,181,000 available to offset against future taxable income. The Federal unused net operating loss carryforward expires in various amounts through the year 2021. The California net operating loss carryforward will expire in various amounts through the year 2008.

         Net deferred tax assets of approximately $3,096,000 as of March 31, 2002, resulting from net operating losses, have been offset by a valuation allowance since management cannot determine whether it is more likely than not such assets will be realized.

         Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for federal income tax reporting purposes are subject to annual limitations. The change of ownership that occurred during the year ended March 31, 2002, as a result of the merger, may limit the future utilization of the Company's net operating loss carry-forwards.


NOTE 8 - RELATED PARTIES

         As of March 31, 2002, included in the accounts payable balance is $71,003 owed to RAM Capital for miscellaneous expenses. During the years ended March 31, 2002 and 2001, we incurred expenses of $196,874 and $98,212 for RAM Capital.

         Martin Eric Weisberg, a director of the company since January 2001 is a partner of Jenkens & Gilchrist Parker Chapin LLP whom we use for general counsel purposes. We have a payable to Jenkens & Gilchrist Parker Chapin LLP of $208,924 as of March 31, 2002. During the years ended March 31, 2002 and 2001 we incurred expenses of $337,126 and $52,357 for Jenkens & Gilchrist Parker Chapin LLP.

         During the fiscal year ended March 31, 2002, we borrowed $375,000 from related parties and repaid all amounts due, including interest. These borrowings included $50,000 each from RAM Capital and Martin Eric Weisberg on July 23, 2001 that bore interest at 12% per annum, and $250,000 from RAM Venture Holdings on August 6, 2001 that bore interest at 12% per annum. In connection with each $50,000 borrowing we issued a warrant to purchase 50,000 shares of our common stock at $0.30 per share and in connection with the $250,000 borrowing we issued a warrant to purchase 250,000 shares of our common stock at $0.30 per share. On the date of grant, the warrants issued in connection with each $50,000 borrowing and the $250,000 borrowing had a fair value of zero. Each $50,000 borrowing including interest was repaid on August 3, 2001 and the $250,000 borrowing including interest was repaid on January 8, 2002.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Commitments

         We have an employment agreement with an officer that expires on January 1, 2004. The agreement provides for: (i) annual base salary; (ii) discretionary annual performance bonus; (iii) option to receive 500,000 shares of common stock in lieu of cash payment of the base salary; and (iv) other normal employee benefits. Future minimum severance pay due consist of the following as of March 31, 2002:

             Year ended March 31,
             --------------------------------------------------------

             2003                                       $   125,000
             --------------------------------------------------------

         We lease office space and office furniture and equipment under non-cancelable operating leases, which expire in 2003. The future minimum rental payments under these agreements at March 31, 2002 were as follows:

             Year ended March 31,        Facilities               Equipment
             -------------------------------------------------------------------
             2003                      $   35,493               $    818
             -------------------------------------------------------------------

         Total rent expense was $49,033 and $64,365 for the years ended March 31, 2002 and 2001, respectively.


NOTE 10 - STOCK OPTIONS AND WARRANTS

         During 2000, our Board of Directors approved a non-qualified stock option plan for our employees, officers and directors. The 2000 Plan (the "2000 Plan") authorizes granting of options to purchase up to an aggregate maximum of 2,000,000 shares of common stock, as amended, with an exercise price at least equal to the fair value of the shares at the date of grant. The vesting periods for the options are from one to six years. The stock option term is for period of ten years from the date of grant. The 2000 Plan was terminated as of March 31, 2001.

         During 2001, our Board of Directors approved a stock plan allowing for the grant of stock and qualified and non-qualified stock options to employees, directors and consultants. The stock plan (the "2001 Plan") authorizes granting of awards up to an aggregate maximum of 2,666,666 shares of common stock, with an excise price at least equal to the fair value of the shares at the date of grant. The vesting period for the options is one year and the stock option term is for a period of ten years from the date of grant. As of March 31, 2002, 1,750,000 stock options with per common share grant price of $.58 has been issued pursuant to the 2001 Plan. The estimated fair value of the options granted in 2002 was $248,017.

         In addition, during 2002 we issued warrants to purchase 950,000 shares of common stock in connection with debt financing. The warrants have exercise prices ranging from $.25 to $.50 per common share and expire through 2005. The estimated fair value of the warrants was $221,000, of which $155,000 has been included in the balance sheet as deferred interest and $66,000 was recorded as non-cash interest expense.

         On March 1, 2002, in connection with severance benefits pursuant to a separation agreement, we issued 100,000 warrants to purchase our common stock at $.60 per common share and 150,000 warrants to purchase our common stock at $1.00 per common share. The warrants expire in 2007 and were determined to have a fair value of approximately $67,100.

         Employee stock options and warrants outstanding were as follows:

                                                  Shares        Weighted Average
                                                                 Exercise Price
             -------------------------------------------------------------------
             Outstanding at March 31, 2000       191,760             4.95
               Granted                           982,240             1.52
               Forfeited                         (82,689)            3.82
                                               ---------------------------
             Outstanding at March 31, 2001     1,091,311            $1.95
               Granted                         2,050,000              .60
               Forfeited                         (18,683)            6.00
                                               ---------------------------
             Outstanding at March 31, 2002     3,122,628            $1.04
             -------------------------------------------------------------------

         Information relating to employee stock options and warrants at March 31, 2002 summarized by exercise price is as follows:


                                                                                                 Exercisable Options and
                                               Outstanding Options and Warrants                         Warrants
             --------------------------------------------------------------------------------------------------------------
             Exercise Price     Number Outstanding    Weighted Average            Weighted        Number      Weighted
                                                          Remaining               Average                     Average
                                                      Contractual Life         Exercise Price                 Exercise
                                                           (Years)                                             Price
             --------------------------------------------------------------------------------------------------------------
                           0.30             905,332                   3.3                 0.30    1,205,332         0.30
                           0.58           1,750,000                   9.9                 0.58            -            -
                           0.60             100,000                   4.9                 0.60      100,000         0.60
                           1.00             150,000                   4.9                 1.00      150,000         1.00
                           6.00              82,894                   2.9                 6.00       67,255         6.00
                           9.00             118,111                   3.1                 9.00      118,111         9.00
                          12.00              16,291                   0.9                12.00       16,291        12.00
             --------------------------------------------------------------------------------------------------------------
                  $0.30 - 12.00           3,122,628                   6.1      $          1.04    1,656,989   $     1.58
             --------------------------------------------------------------------------------------------------------------

         We apply APB Opinion No. 25 and related interpretations in accounting for our employee stock option plans. Accordingly, no compensation cost has been recognized for our employee stock option plans for all grants that have been made at or above fair value. Had compensation cost for our stock option plans been determined consistent with Financial Accounting Standards Board No. 123, "accounting for stock-based compensation," our net loss would have been increased to the pro forma amounts included below:

             Years ended March 31,          2002                2001
             -----------------------------------------------------------------

             Net loss, as reported      $(2,472,995)     $  (2,212,047)
             Net loss, pro forma         (2,585,097)        (2,296,041)
             -----------------------------------------------------------------

         The fair value of option and warrant grants are estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions in 2002 and 2001: a discount rate ranging from 2.17% to 2.26%, volatility of 59.65% and 0%, and an expected life of between 1-5 years with no expected dividend.


NOTE 11 - EQUITY

         On November 13, 2001, pursuant to the terms of the Agreement and Plan of Merger between Tremor and New Systems, Inc., we recorded a reverse common stock split at a 6,000:1 ratio. We recorded a $9,448 liability in accrued expenses as of March 31, 2002 for payment of monies due to fractional shareholders. Also, as described in Note 3, we accounted for the New Systems, Inc. share exchange as a 2000 for 1 stock split. All share and per share amounts have been adjusted to reflect the reverse common stock split and share exchange.

         In September 2000, Tremor Games Inc. issued 6,000,000 shares of Series A Convertible Preferred Stock for net proceeds of $600,000. Dividends on the shares of the Series A Convertible Preferred Stock are cumulative, are payable quarterly in arrears at the rate of $0.002 per preferred share. Each share of Series A Convertible Preferred Stock carries a $.10 per share liquidation preference. Each share of the Series A Convertible Preferred Stock is convertible into approximately 1.67 shares of Common Stock of the Company, subject to adjustment under certain conditions. The conversion feature of the Series A Convertible Preferred Stock resulted in a one time deemed dividend of $600,000 due to the beneficial nature of the conversion feature at the time of issuance. The Series A Convertible Preferred Stock is not redeemable and is not entitled to the benefit of any sinking fund. On December 12, 2001, the holder of our preferred stock converted 6,000,000 shares of Series A Preferred Stock into 10,000,000 shares of our common stock in accordance with the Preferred Stock Agreement.

         In addition, on December 12, 2001, pursuant to the terms of the Agreement and Plan of Merger between Tremor and New Systems, Inc. we cancelled the outstanding 3,000 shares of Tremor Treasury Stock.

         On January 1, 2002, we entered into an agreement to issue 500,000 shares of our Common Stock to Steven Oshinsky in recognition of prior services performed by him on our behalf during calendar year 2001.

         On February 12, 2002, we issued to individual investors an aggregate of 410,000 shares of common stock pursuant to private placement. The consideration paid by these individual investors was based on a price per share equal to $0.50 per share, for a total purchase price of $205,000.

         On March 18, 2002, we had received $50,000 from investors pursuant to a Private Placement for which we have not issued common stock as of March 31, 2002. The terms of the Private Placement called for the purchase of shares of Common Stock, par value $0.001, at a price of $.40 per common share. The $50,000 received has been recorded as a liability in accrued expenses as of March 31, 2002.

         On March 25, 2002, we entered into an agreement with another consultant whereby the consultant is entitled to an aggregate of 50,000 shares of Common Stock in exchange for consulting services performed and to be performed by him.


NOTE 12 - MAJOR CUSTOMERS

         For the year ended on March 31, 2002 and 2001 all the revenue received by us came from one customer.


NOTE 13 - EARNINGS PER SHARE

         The following data shows amounts used in computing earnings per share and the effect on loss and the weighted average number of shares of dilutive potential common stock.


Year ended March 31,                                                                              2002                    2001
------------------------------------------------------------------------------------------------------------------------------------
 Numerator for basic earnings per share - net loss attributable to
   common stockholders                                                                     $(2,507,253)            $(2,836,047)
------------------------------------------------------------------------------------------------------------------------------------
 Denominator for basic earnings per share - weighted-average shares
   outstanding                                                                               8,489,214               4,619,252
------------------------------------------------------------------------------------------------------------------------------------
Earnings per common share:
 Basic                                                                                     $      (.30)            $      (.61)
 Diluted                                                                                   $      (.30)            $      (.61)

Anti-dilutive options and warrants, convertible notes and convertible preferred shares excluded from the calculation of earnings per share are summarized as follows:

Year ended March 31,                                                                           2002                    2001
------------------------------------------------------------------------------------------------------------------------------------
    Number of options, warrants, convertible notes and convertible preferred shares           4,122,628              11,091,311
    Weighted average exercise price                                                        $       0.85             $      0.73
    Expire on various dates through                                                   February 28, 2007       February 10, 2006


NOTE 14  - SUBSEQUENT EVENTS (UNAUDITED)

         On April 1, 2002, we entered into a one-year consulting agreement with Karl Flowers who is a director of our Company. Under the agreement, in consideration for services to be performed by him on behalf of our Company in addition to responsibilities performed in his capacity as a director, Karl Flowers received 300,000 shares of our Common Stock and is entitled to a monthly consulting fee equal to $6,000. The agreement may be terminated upon written notice not less than thirty (30) days prior to the end of the term unless earlier terminated by reason of any material breach by Karl Flowers of his obligations (subject to a fifteen (15) day cure period) under the agreement.

         On April 1, 2002, we entered into an agreement with Martin Eric Weisberg whereby he is entitled to an aggregate of 400,000 shares of Common Stock as consideration for special services to be performed by him on behalf of our Company in addition to responsibilities performed in his capacity as a director. In addition to serving as one of our directors, the law firm of Jenkens & Gilchrist Parker Chapin LLP, of which he is a partner, is our general counsel.

         On April 16, 2002, we issued to a consultant an aggregate of 120,000 shares of our Common Stock and granted to such consultant an option exercisable over three (3) years, at an exercise price of $1.00 per share, to purchase up to 200,000 shares of the Common Stock. In connection with the stock issued, we agreed to register such shares in the event we propose to prepare and file with the SEC a registration statement (on an appropriate registration form for which we are then eligible) covering our equity or debt securities other than in connection with a merger, acquisition or pursuant to a registration statement on Form S-4 or Form S-8 or any successor form.

         On May 8, 2002, we issued an aggregate of 125,000 shares of common stock, par value $.001 per share (the "Common Stock") to an individual investor for the purchase price of $50,000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, (the "Exchange Act") the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Tremor Entertainment Inc.

Dated: July 12, 2002
                                  By:/s/   Steven Oshinsky
                                     -----------------------------------------
                                     Name: Steven Oshinsky
                                     Title: Chairman and Chief Executive Officer
                                     (duly authorized officer)

         In accordance with the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated:

     SIGNATURE                              TITLE                      DATE



/s/  Steven Oshinsky       Chairman and Chief Executive Officer   July 12, 2002
----------------------
  Steven Oshinsky


/s/ Martin Eric Weisberg   Director                               July 12, 2002
----------------------
  Martin Eric Weisberg


/s/ Karen L. Benson        Chief Financial Officer                July 12, 2002
----------------------
  Karen L. Benson

                               INDEX TO EXHIBITS

         NUMBER  DESCRIPTION
         ------  -----------

            4.1  Form of Warrant issued to RAM Capital Management

            4.2 Form of Convertible Note in the principal amount of $250,000 in favor of Kevin Ryan

           10.1  2001 Stock Option Plan

           10.2 Form of Employment Agreement with Steven Oshinsky dated January 1, 2002

           21.1  Subsidiaries of the Company